Form 10-Q
period 1996-03-31
HOUGHTEN PHARMACEUTICALS INC
filed 1996-05-15
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-27972

                         HOUGHTEN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      51-0336233
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                                  Identification No.)

                 3550 GENERAL ATOMICS COURT, SAN DIEGO, CA 92121
                                 (619) 455-3814
             (Address, including zip code, and telephone, including
             area code, of registrant's principal executive offices)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No x
                                             ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at April 8, 1996
         -----                                 ----------------------------
Common stock, $0.001 par value                           13,120,941

                         HOUGHTEN PHARMACEUTICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE ...................................................................................   1

TABLE OF CONTENTS ............................................................................   2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 .................   3

         Consolidated Statements of Operations for the three months ended March
           31, 1996 and 1995 .................................................................   4

         Consolidated Statements of Cash Flows for the three months ended March
           31, 1996 and 1995 .................................................................   5

         Notes to Consolidated Financial Statements ..........................................   6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................................   8

PART II.  OTHER INFORMATION ..................................................................   11

         ITEM 4.  Submission of Matters to a Vote of Security Holders

         ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURE ....................................................................................   12

                         HOUGHTEN PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31,
                                                                   1996             DECEMBER 31,
                                                                (UNAUDITED)             1995
                                                                -----------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 10,218,152         $  1,160,776
   Accounts receivables                                              310,633              241,076
   Stock subscription receivable                                  23,776,220                   --
   Other current assets                                              162,666              131,921
                                                                ------------         ------------
Total current assets                                              34,467,671            1,533,773

Property and equipment, net                                          861,816              934,586
Other assets                                                       1,062,598              277,097
                                                                ------------         ------------
                                                                $ 36,392,085         $  2,745,456
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (net capital deficiency)
Current liabilities:
   Accounts payable                                             $    544,461         $    216,307
   Accrued compensation                                              368,456              340,948
   Other accrued liabilities                                       1,141,591              956,959
   Current portion of obligations under capital lease                364,131              361,151
   Deferred revenue                                                3,049,352            2,003,532
                                                                ------------         ------------
Total current liabilities                                          5,467,991            3,878,897

Obligations under capital leases                                     377,096              470,301

Series One redeemable preferred stock, $.001 par value
   2,100,000 shares authorized, issued and outstanding;
   stated at redemption value, plus accrued dividends of
   $672,000 and $714,000 at December 31, 1995 and
   March 31, 1996, respectively.                                   2,814,000            2,772,000

Stockholders' equity (net capital deficiency):
   Convertible preferred stock, $.001 par value:
       Authorized shares = 23,125,138
       Issued and outstanding shares = 15,931,493 at
           December 31, 1995 and 19,298,163 at March 31, 1996         19,298               15,931

   Common stock, $.001 par value:
       Authorized shares = 25,486,638
       Issued and outstanding shares = 310,374 and 351,400 at
           December 31, 1995 and March 31, 1996, respectively.           351                  310
       Common stock subscribed, 3,300,000 shares                  23,776,220                   --
   Additional paid-in capital                                     42,320,699           30,366,418
   Deferred compensation, net                                     (2,008,588)            (236,000)
   Accumulated deficit                                           (36,374,982)         (34,522,401)
                                                                ------------         ------------
Total stockholders' equity (net capital deficiency)               27,732,998           (4,375,742)
                                                                ------------         ------------
                                                                $ 36,392,085         $  2,745,456
                                                                ============         ============


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------
                                                                 1996               1995
                                                             ------------        ------------
REVENUES:
  Net sales                                                  $ 1,565,052         $    13,000
                                                             -----------         -----------
                                                               1,565,052              13,000
Costs and expenses:
   Cost of sales                                                 466,851               6,000
   Research and development                                    2,166,172           1,537,682
   Selling, general and administrative                           795,090             490,944
                                                             -----------         -----------
                                                               3,428,113           2,034,626
                                                             -----------         -----------
Loss from operations                                          (1,863,061)         (2,021,626)
Other income (expense):
   Interest income                                                78,516              13,165
   Interest expense                                              (26,036)            (22,050)
   Corporate joint venture                                            --             414,063
                                                             -----------         -----------
Net loss                                                     $(1,810,581)        $(1,616,448)
                                                             ===========         ===========
Net loss per share                                           $     (0.19)        $     (0.17)
                                                             ===========         ===========
Shares used in computing net loss per share                    9,697,817           9,604,252
                                                             ===========         ===========


See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------
                                                                                1996               1995
                                                                            -----------        -----------
OPERATING ACTIVITIES:
     Net loss                                                               $(1,810,581)       $(1,616,448)
     Adjustments to reconcile net loss to net cash flows
       used for operating activities:
         Depreciation and amortization                                          118,787            104,417
         Corporate joint venture                                                                  (414,063)
         Amortization of deferred compensation                                   74,412
         Changes in operating assets and liabilities, net of effects from the transfer of assets from corporate joint venture in 1995:
             Accounts receivable                                                (69,556)            32,053
             Other current assets                                               (30,745)            83,191
             Accounts payable                                                   328,153            (38,074)
             Other accrued liabilities                                          212,139            (98,125)
             Deferred revenue                                                 1,045,820          1,000,001
                                                                            -----------        -----------
     Net cash flows used for operating activities                              (131,571)          (947,048)

INVESTING ACTIVITIES:
Additions to property and equipment, net                                        (46,017)           (20,666)
Other assets                                                                   (785,501)            (4,422)
                                                                            -----------        -----------
Net cash flows used for investing activities                                   (831,518)           (25,088)


FINANCING ACTIVITIES:
Principal payments under capital lease obligations                              (90,225)           (69,277)
Issuance of convertible preferred stock, net of issuance costs               10,059,858            982,225
Issuance of common stock                                                         50,832              9,309
                                                                            -----------        -----------
Net cash flows provided by financing activities                              10,020,465            922,257
                                                                            -----------        -----------
Net increase (decrease) in cash and cash equivalents                          9,057,376            (49,879)

Cash and cash equivalents at beginning of period                              1,160,776            516,429
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                  $10,218,152        $   466,550
                                                                            ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                      $    23,139        $    22,050
                                                                            ===========        ===========


See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in Houghten Pharmaceuticals, Inc.'s prospectus dated March 29, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, with reference to Registration No. 333-1376 and Registration No. 333-2982.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of the new standard had no effect on the financial statements.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." As allowed under the SFAS, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. The adoption of the standard had no effect on the financial statements.

2.   CORPORATE JOINT VENTURE

         Effective January 1, 1994, the Company transferred substantially all tangible assets and certain liabilities having a net carrying value of $497,242 from its wholly-owned subsidiary, Multiple Peptide Systems, Inc. ("MPS"), to a newly formed entity, Chiron Mimotopes Peptide Systems, LLC ("CMPS"), a Delaware limited liability company. Chiron Corporation ("Chiron") also transferred certain tangible assets of its peptide product line to CMPS. As of January 1, 1994, CMPS was 25% owned by MPS and 75% owned by Chiron. CMPS engaged in the manufacture and sale of peptides and peptide libraries to the research community.

         Effective March 31, 1995, Chiron and the Company determined to cease the operations of CMPS and return the previously contributed technology and certain assets back to the stockholders. In connection with the dissolution, the Company agreed to provide Chiron certain products at no cost and Chiron provided the Company with a $145,000 note payable which was subsequently repaid.

The effect of the transaction on the Company is as follows:

  Assets received:
     Cash .......................       $ 130,000
     Accounts receivable, net ...         448,913
     Other, net .................          71,150
  Cost of products to be provided        (236,000)
                                        ---------
     Gain on dissolution ........       $ 414,063
                                        =========

         The Company also received property and equipment for which no value has been assigned. The net monetary assets received over the cost to provide product to Chiron of approximately $414,000 is reported as other income from corporate joint venture.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (unaudited)

         During the three months ended March 31, 1995, there were no operations in MPS, as these operations were conducted through CMPS. The consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 1996 include the subsidiary's operations.

3.  NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the periods as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering which closed April 3, 1996. The calculation of the shares used in computing net loss per share also includes the Series A, B, C, D, E, F and G Preferred Stock, which converted into shares of common stock upon the closing of the initial public offering, as if they were converted into common stock as of the original dates of issuance.

4.  COLLABORATIVE ARRANGEMENTS

         In connection with the sale of the Company's Series G Preferred Stock, the Company entered into an agreement with Dura Pharmaceuticals, Inc. ("Dura"). The Company's chairman of the board of directors is a member of the board of directors of Dura and Dura's chairman and chief executive officer is a member of the Company's board of directors. Under the contract, Dura will perform research to apply Dura's drug delivery technology to compounds developed by the Company. The Company is required to make minimum contract payments of $6 million over four years. Payments are due quarterly and must aggregate $2 million in each of the first two years of the contract and $1 million in each of the last two years of the contract. Concurrent with the execution of this contract, Dura purchased $5 million of the Company's Series G Preferred Stock.

         In February 1996, the Company entered into a collaborative arrangement with Novo Nordisk A/S whereby the Company received $2 million for library access fees and will receive additional fees in February 1997. The Company will also receive milestone and royalty payments on products discovered and subsequently developed and marketed by Novo Nordisk A/S.

5.  STOCKHOLDERS' EQUITY

         In January and February 1996, the Company issued 3,366,670 shares of its Series G Preferred Stock for net cash proceeds of $10.1 million.

         In February 1996, the Board of Directors approved a one-for-2.15 reverse stock split of the Company's outstanding common stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

         In the first quarter of 1996, the Company recorded $1.8 million in deferred compensation relating to options granted under its Stock Incentive Plan which will be expensed over the vesting period of these options.

         On April 3, 1996, the Company closed its initial public offering of 3,300,000 shares of common stock at $8.00 per share for total gross proceeds of $26,400,000 and net cash proceeds of $23,776,220. Accordingly, a receivable from stock subscription has been recorded in the accompanying consolidated balance sheets at March 31, 1996. Upon closing of the initial public offering, the Series A, B, C, D, E, F and G Preferred Stock automatically converted into 8,975,845 shares of common stock. Also in connection with the closing of the initial public offering, in April 1996, the 2,100,000 shares of the Company's Series One Preferred Stock were redeemed for $2,818,820 (including cumulative dividends of $718,820) in cash.

         In April 1996, the Company's underwriters exercised an over-allotment option to purchase 495,000 shares of common stock at $8.00 per share for net cash proceeds of $3,682,800.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged primarily in the development of combinatorial chemistry libraries for use by corporate collaborators and for internal research and development programs. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, and to developing a select number of chemical compounds as potential pharmaceutical products.

         The Company expects that its revenue sources for at least the next several years will be limited to licensing fees and milestone payments from existing corporate partners and possible future corporate partners. The timing and amounts of such revenues, if any, will be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. HPI has been unprofitable since its inception and does not anticipate having net income in the next several years. As of March 31, 1996, the Company's accumulated deficit was approximately $36,375,000.

         HPI's wholly-owned subsidiary, Multiple Peptide Systems, Inc., a California corporation ("MPS"), was founded in 1986 and manufactures and markets peptides to government entities, universities, research institutions and private companies. Effective as of January 1, 1994, MPS entered into a Limited Liability Company Agreement with Chiron Mimotopes U.S. ("CMUS"), pursuant to which MPS agreed to contribute substantially all of its assets and certain of its liabilities to Chiron Mimotopes Peptide Systems, LLC, a Delaware limited liability company ("CMPS"), in exchange for a 25% ownership interest in CMPS. CMUS and MPS agreed to form CMPS for the purpose of engaging in the business of synthesizing and producing peptides and peptide libraries for commercial sale on a joint basis. Pursuant to the terms of an agreement entered into as of March 31, 1995, among Chiron Corporation ("Chiron"), CMPS, CMUS, the Company and MPS, CMPS was dissolved and the remaining net assets were transferred to MPS and CMUS. The Company does not anticipate substantial revenue growth from, or the investment by the Company of material amounts of resources in, MPS. The Company is exploring strategic options regarding MPS.

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including whether existing collaborations will be successful, any new collaborations can be entered into on favorable terms, any potential products can be timely developed, receive necessary regulatory approvals and be successfully marketed, the Company's combinatorial chemistry technology can be successfully developed and applied, competitors' technology will eclipse or render obsolete or uncompetitive the Company's technology and other risks detailed throughout this Form 10-Q. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

         The Company recorded revenues of $1,565,000 in the quarter ended March 31, 1996, as compared to $13,000 in the first quarter of 1995. The first quarter revenues for 1996 include $561,000 derived from the sale of custom peptides by the Company's subsidiary, MPS. The 1995 first quarter operating results do not include revenues from MPS as explained above. The remaining $1,004,000 in first quarter 1996 revenues was generated from the shipment of combinatorial libraries under collaborative agreements that were either not in place during the first quarter of 1995 or for which libraries had not yet been shipped. Although the Company typically receives a payment at the initiation of a collaboration agreement, the Company does not recognize revenue from those payments until the associated libraries are shipped to the collaboration partner. As of March 31, 1996, the Company's balance sheet reflects a liability of approximately $3,000,000 for deferred revenue relating to these agreements. The liability balance reflects cash payments received in excess of revenue recognized for libraries shipped.

         Cost of sales increased from $6,000 in the first quarter of 1995 to approximately $467,000 in the three months ending March 31, 1996. The increased cost of sales is mainly reflective of the absence of MPS' results throughout the first quarter of 1995 and the inclusion of such results in the first quarter of 1996. Also included in cost of sales is an accrual for royalty payments due to Torrey Pines Institute for Molecular Studies ("TPIMS") as a result of certain library shipments. The Company's scientific founder, who is a director and an officer of the Company, is a founder, director and president of TPIMS.

         Research and development expenses increased to approximately $2,166,000 for the three months ending March 31, 1996, as compared to $1,538,000 for the same period in 1995. The higher spending in research and development results primarily from increased funding for the Company's combinatorial chemistry program, including increased funding to TPIMS. Funding to TPIMS for the three months ending March 31, 1996 and March 31, 1995 was $744,000 and $497,000, respectively. Increased research and development spending is also attributable to the Company's drug discovery and development collaboration with Dura Pharmaceuticals, Inc. ("Dura"). Research and development expense for the three months ended March 31, 1996 include $178,000 of funding to Dura; this collaboration was initiated in February 1996. The chairman of the board of directors of the Company is a member of the board of directors of Dura and Dura's chairman and chief executive officer is member of the Company's board of directors. The Company expects to incur continued and substantial increases in research and development expenses relating to product development, clinical trials and combinatorial chemistry development.

         The Company's selling, general and administrative expenses total approximately $795,000 for the three months ending March 31, 1996 as compared to $491,000 for the first quarter of 1995. The increased selling, general and administrative expenses are primarily attributable to amortization of deferred compensation resulting from stock options issued prior to the Company's initial public offering along with higher legal costs incurred for patents and corporate development activities. Selling, general and administrative costs are expected to increase as a result of various costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations primarily through private placements of preferred stock, raising approximately $39,359,000 in net proceeds from such issuances. In January and February 1996, the Company issued 3,366,670 shares of its Series G Preferred Stock for net cash proceeds of $10.1 million of which $5 million (1,666,667 shares) was purchased by Dura.

         At March 31, 1996, the Company had cash and cash equivalents totaling approximately $10,220,000 compared with $1,160,000 at March 31, 1995. A stock subscription receivable is included on the balance sheet in the amount of $23,776,220 reflecting the cash, net of underwriting discounts, commissions and estimated offering expenses, received by the Company in April 1996 for its initial public offering.

         On April 3, 1996, the company closed its initial public offering of 3,300,000 shares of its common stock raising approximately $23,776,220, net of underwriting discounts and commissions and estimated offering expenses. In April 1996, the Company issued an additional 495,000 shares of its common stock in accordance with the underwriters' option exercise to cover over-allotments. The sale of these additional shares resulted in net proceeds to the Company of $3,682,800.

         As required by the terms of the Company's Series One Redeemable Preferred Stock, in April 1996, the Company redeemed all outstanding shares of Series One Redeemable Preferred Stock resulting in a cash disbursement of $2,818,820.

         The Company has financed a significant amount of its equipment purchases through a master lease line of credit. As of March 31, 1996, the Company had approximately $394,000 available through the existing master lease line of credit for acquisitions of additional equipment and furnishings. This available lease line of credit is expected to fund property, plant and equipment needs through June 1996, at which time the line of credit converts to a term lease.

         The Company's research and development commitments include the research agreement with TPIMS which expires in June 1997 under which the Company is committed to spend approximately $2,500,000. In addition, the Company's research agreement with Dura commits HPI to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and HPI's cytokine regulating agents.

         The Company has an option to acquire certain technology from TPIMS which expires in June 1997. HPI intends to exercise this option, which will require a cash payment of approximately $1,300,000 from HPI to TPIMS. The Company also has an option to acquire ChromaXome Corporation, an early stage combinatorial biology company. HPI acquired this option in exchange for a $500,000 loan to ChromaXome which would be forgiven in the event of an acquisition. If the Company exercises its option to acquire ChromaXome, the Company would expend a minimum of $600,000 plus additional non-cash consideration.

         Pursuant to a drug discovery collaboration with Novo Nordisk A/S ("Novo Nordisk"), HPI received $2,000,000 in February 1996 as an advance payment of library access fees and will receive a further $2,000,000 in February 1997. The initial upfront payment has been treated as deferred revenue and is being recognized as revenue as libraries are shipped.

         The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financing. The Company also intends to seek equipment lease financing to fund future capital expenditures. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There are no assurances that such collaboration arrangements, or any public, private or equipment lease financing, will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

         The Company estimates that its existing capital resources, including the net proceeds of its initial public offering, together with facility and equipment financing, will be sufficient to fund its current and planned operations through 1997. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event the Company will need to raise substantial additional capital to fund its operations in future periods.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

                  During February and March of 1996, the actions indicated below were approved by the written consent of the Company's stockholders. Adjacent to each action is the percentage of the Company's voting power consenting in writing to such action as of March 12, 1996 (at which time the actions were deemed approved).

==========================================================================================
                                                                                Percentage
                                                                                ----------
         Action                                                                 Consenting
         ------                                                                 ----------
         1.       Amendment of the Company's charter effecting                     96.67%
         a one-for-2.15 reverse split of the Company's common stock.

         2.       Amendment of the Company's charter to modify                     96.67%
         preferred stock conversion provisions in the event of an
         initial public offering consummated before July 1, 1996.

         3.       Restatement of the Company's charter following an                96.67%
         initial public offering to (i) authorize 40,000,000 shares of common stock and 5,000,000 shares of blank check preferred stock, (ii)
         eliminate stockholder action by written consent, (iii) eliminate cumulative voting provisions and (iv) provide for certain
         supermajority voting requirements.

         4.       Modification of the Company's 1995 Stock Plan to,                96.67%
         among other things, provide that outside directors are eligible for grants and to increase the number of shares available for grant.

         5.       Establishment of the Company's 1996 Stock Incentive              96.67%
         Plan (to combine and replace the Company's 1992 and 1995 Stock Plans upon an initial public offering).

         6.       Approval of a form of Indemnification Agreement for              96.67%
         use between the Company and its Directors and certain officers and employees.

         7.       Approval of the Company's Employee Stock Purchase                60.30%
         Plan (upon an initial public offering).
==========================================================================================

ITEM 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

       Exhibit No.                                 Description
       -----------                                 -----------
       27                                          Financial Data Schedule

       (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Houghten Pharmaceuticals, Inc.

Date: May 15, 1996             /s/ ROBERT S. WHITEHEAD
     ---------------------     -------------------------------------
                               Robert S. Whitehead
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date: May 15, 1996             /s/ TERENCE E. McMORROW
     ---------------------     -------------------------------------
                               Terence E. McMorrow
                               Vice President, Finance and Corporate Development
                                   (Principal Financial and Accounting Officer)