Form 10-Q
period 1996-06-30
HOUGHTEN PHARMACEUTICALS INC
filed 1996-08-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at July 31, 1996
         -----                                      ----------------------------
Common stock, $0.001 par value                               13,147,262

                         HOUGHTEN PHARMACEUTICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

COVER PAGE ..............................................................................   1

TABLE OF CONTENTS .......................................................................   2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at June 30, 1996 and December 31, 1995 .............   3

         Consolidated Statements of Operations for the three and six months ended June
           30, 1996 and 1995 ............................................................   4

         Consolidated Statements of Cash Flows for the six months ended June
           30, 1996 and 1995 ............................................................   5

         Notes to Consolidated Financial Statements .....................................   6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................................   9

PART II.  OTHER INFORMATION .............................................................  13

         ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURE ...............................................................................  14

                         HOUGHTEN PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,       DECEMBER 31,
                                                                             1996             1995
                                                                         ------------     ------------
ASSETS                                                                    (Unaudited)
- ------
Current assets:
     Cash and cash equivalents                                           $  6,617,456     $  1,160,776
     Short term investments                                                25,539,606             --
     Accounts receivable                                                      419,225          241,076
     Other current assets                                                     395,037          131,921
                                                                         ------------     ------------
Total current assets                                                       32,971,324        1,533,773

Property and equipment, net                                                   836,875          934,586
Other assets                                                                  438,762          277,097
                                                                         ------------     ------------
                                                                         $ 34,246,961     $  2,745,456
                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (net capital deficiency)
- -------------------------------------------------------------
Current liabilities:
     Accounts payable                                                    $    469,811     $    216,307
     Accrued  compensation                                                    399,331          340,948
     Other accrued liabilities                                              1,593,141          956,959
     Current portion of obligations under capital leases                      361,842          361,151
     Deferred revenue                                                       2,711,772        2,003,532
                                                                         ------------     ------------
Total current liabilities                                                   5,535,897        3,878,897

Obligations under capital leases                                              315,587          470,301

Series One redeemable preferred stock
     2,100,000 shares authorized, issued and outstanding
            at December 31, 1995                                                 --          2,772,000

Stockholders' equity (net capital deficiency):
     Convertible preferred stock, $.001 par value:
            Authorized shares - 5,000,000 at June 30, 1996
            Issued and outstanding shares - none and 15,931,493 at
                June 30, 1996, and December 31, 1995 respectively                --             15,931
     Common stock, $.001 par value:
            Authorized shares - 40,000,000 at June 30, 1996
            Issued and outstanding shares - 13,144,852 and 310,374 at
                June 30, 1996, and December 31, 1995 respectively              13,145              310
     Additional paid-in capital                                            69,685,024       30,366,418
     Deferred compensation, net                                            (1,875,151)        (236,000)
     Accumulated deficit                                                  (39,427,541)     (34,522,401)
                                                                         ------------     ------------
Total stockholders' equity (net capital deficiency)                        28,395,477       (4,375,742)
                                                                         ------------     ------------
                                                                         $ 34,246,961     $  2,745,456
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

                         HOUGHTEN PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            ----------------------------    ----------------------------
                                                1996            1995            1996            1995
                                            ------------    ------------    ------------    ------------
Revenues:
      Net sales                             $    890,429    $    521,045    $  2,455,481    $    534,045
                                            ------------    ------------    ------------    ------------
                                                 890,429         521,045       2,455,481         534,045

Costs and expenses:
      Cost of sales                              482,552         406,398         949,403         412,398
      Research and development                 3,002,911       1,579,227       5,169,083       3,116,909
      Selling, general and administrative        866,512         639,509       1,661,602       1,130,453
                                            ------------    ------------    ------------    ------------
                                               4,351,975       2,625,134       7,780,088       4,659,760
                                            ------------    ------------    ------------    ------------
Loss from operations                          (3,461,546)     (2,104,089)     (5,324,607)     (4,125,715)
Other income (expense):
      Interest income                            431,280          45,398         509,796          58,563
      Interest expense                           (17,473)        (20,228)        (43,509)        (42,278)
      Corporate joint venture                       --              --              --           414,063
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (3,047,739)   $ (2,078,919)   $ (4,858,320)   $ (3,695,367)
                                            ============    ============    ============    ============
Net loss per share                          $      (0.23)   $      (0.22)   $      (0.43)   $      (0.38)
                                            ============    ============    ============    ============
Shares used in computing
      net loss per share                      13,000,939       9,658,302      11,349,378       9,631,426
                                            ============    ============    ============    ============

See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ----------------------------
                                                                               1996            1995
                                                                           ------------    ------------
OPERATING ACTIVITIES

Net loss                                                                   $ (4,858,319)   $ (3,695,367)
Adjustments to reconcile net loss to net cash flows
       used for operating activities:
             Depreciation and amortization                                      257,229         202,897
             Corporate joint venture                                               --          (414,063)
             Amortization of deferred compensation                              207,849            --
             Changes in operating assets and liabilities, net of effects from the transfer of assets to and from corporate joint
             venture in 1994 and 1995:
                  Accounts receivable                                          (195,940)        364,746
                  Other current assets                                         (263,120)         94,486
                  Accounts payable                                              271,295         240,456
                  Other accrued liabilities                                     703,398        (128,284)
                  Deferred revenue                                              705,261         760,040
                                                                           ------------    ------------
Net cash flows used for operating activities                                 (3,172,347)     (2,575,089)

INVESTING ACTIVITIES
Additions to property and equipment, net                                       (134,541)        (21,637)
Short term investments                                                      (25,539,606)           --
Other assets                                                                   (167,520)       (222,951)
                                                                           ------------    ------------
Net cash flows used for investing activities                                (25,841,667)       (244,588)

FINANCING ACTIVITIES
Principal payments under capital lease obligations                             (178,997)       (140,087)
Redemption of preferred stock                                                (2,818,820)           --
Issuance of convertible preferred stock, net of issuance costs               10,048,682       6,945,568
Issuance of common stock                                                     27,419,829          12,309
                                                                           ------------    ------------
Net cash flows provided by financing activities                              34,470,694       6,805,481
                                                                           ------------    ------------
Net increase in cash and cash equivalents                                     5,456,680       3,985,804

Cash and cash equivalents at beginning of period                              1,160,776         516,429
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $  6,617,456    $  4,502,233
                                                                           ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                     $     40,059    $     42,278
                                                                           ============    ============

See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Houghten Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's prospectus dated March 29, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, with reference to Registration No. 333-1376 and Registration No. 333-2982.

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

         The effect of the transaction on the Company is as follows:

          Assets received:
               Cash.............................................      $ 130,000
               Accounts receivable, net.........................        448,913
               Other, net.......................................         71,150
          Cost of products to be provided.......................       (236,000)
                                                                      ---------
               Gain on dissolution..............................      $ 414,063
                                                                      =========

         The Company also received property and equipment for which no value has been assigned. The net monetary assets received over the cost to provide product to Chiron of approximately $414,000 is reported as other income from corporate joint venture.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)


         During the three months ended March 31, 1995, there were no operations in MPS, as these operations were conducted through CMPS. The consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 1996 include the subsidiary's operations.

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

         In April 1996, the underwriters of the Company's initial public offering exercised an over-allotment option to purchase 495,000 shares of common stock at $8.00 per share for net cash proceeds of $3,682,800.

6.       CHROMAXOME ACQUISITION

         Effective August 1, 1996 the Company acquired all the outstanding shares of ChromaXome Corp. ("CXC") for approximately 193,170 shares of the Company's common stock, plus issuance of options to acquire up to approximately 27,660 shares of the Company's common stock. CXC is developing proprietary technology to transfer metabolic pathways from marine and terrestrial microbes into bacteria that may then be able to rapidly reproduce these pathways.

         The Company will account for the acquisition of CXC using the purchase method of accounting and will record an expense of approximately $1.6 million related to the acquisition of in-process technology in the third quarter of 1996. Operating results for CXC will be reflected in the Company's financial statements beginning in the third quarter.

         In addition to the issuance of shares at the time of acquisition, the Company is also committed to issue additional stock to former CXC stockholders and additional options to consultants upon the achievement of certain scientific and business milestones by the business of CXC. The maximum number of additional shares that may be issued is approximately 412,600 shares of the Company's common stock, including up to approximately 26,260 shares issuable upon the exercise of options. Upon any such additional issuance of shares, the Company will record an additional charge to acquisition of in-process technology in the quarter of such issuance, the amount of which will be dependent upon the market price of the Company's common stock at that time, the number of shares issued and the value of milestone-based options which vest at that time.

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

         The Company expects that its revenue sources for at least the next several years will be limited to licensing fees and milestone payments from existing corporate partners and possible future corporate partners. The timing and amounts of such revenues, if any, will be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and does not anticipate having net income in the next several years. As of June 30, 1996, the Company's accumulated deficit was approximately $39,400,000.

         The Company's wholly-owned subsidiary, Multiple Peptide Systems, Inc., a California corporation ("MPS"), was founded in 1986 and manufactures and markets peptides to government entities, universities, research institutions and private companies. Effective as of January 1, 1994, MPS entered into a Limited Liability Company Agreement with Chiron Mimotopes U.S. ("CMUS"), pursuant to which MPS agreed to contribute substantially all of its assets and certain of its liabilities to Chiron Mimotopes Peptide Systems, LLC, a Delaware limited liability company ("CMPS"), in exchange for a 25% ownership interest in CMPS. CMUS and MPS agreed to form CMPS for the purpose of engaging in the business of synthesizing and producing peptides and peptide libraries for commercial sale on a joint basis. Pursuant to the terms of an agreement entered into as of March 31, 1995, among Chiron Corporation ("Chiron"), CMPS, CMUS, the Company and MPS, CMPS was dissolved and the remaining net assets were transferred to MPS and CMUS. The Company does not anticipate substantial revenue growth from, or the investment by the Company of material amounts of resources in, MPS. The Company is exploring strategic options regarding MPS.

         Effective August 1, 1996 the Company acquired all the outstanding shares of ChromaXome Corp. ("CXC") for shares of the Company's common stock and options to acquire the Company's common stock. CXC is developing proprietary technology to transfer metabolic pathways from marine and terrestrial microbes into bacteria that may then be able to rapidly reproduce these pathways. In addition to the issuance of shares at the time of acquisition, the Company is also committed to issue additional stock to former CXC stockholders and additional options to consultants upon the achievement of certain scientific and business milestones by the business of CXC. (See Note 6 to the Consolidated Financial Statements)

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including whether existing collaborations will be successful, any new collaborations can be entered into on favorable terms, any potential products can be timely developed, receive necessary regulatory approvals and be successfully marketed, the Company's combinatorial chemistry technology can be successfully developed and applied, competitors' technology will eclipse or render obsolete or uncompetitive the Company's technology and other risks detailed throughout this Form 10-Q. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

         The Company recorded revenues of approximately $890,000 for the second quarter and $2,455,000 for the six-month period ended June 30, 1996, compared with $521,000 and $534,000 for the same periods in 1995 (the 1995 first quarter operating results do not include revenues from MPS as explained above). The second quarter revenues for 1996 include $553,000, derived from the sale of custom peptides by the Company's subsidiary, MPS, compared to revenues of $310,000 for the same period 1995. The remaining $337,000 in second quarter 1996 and $211,000 in second quarter 1995 revenue was generated from the shipment of combinatorial libraries or individual compounds under collaborative agreements. First half revenues from collaborative agreements were approximately $1,342,000 compared to $224, 000 in the prior year period as a result higher shipments of combinatorial libraries. MPS first half revenues of $1,113,000 substantially exceeded those recorded for the first half of 1995, which included only three months of operating results. Although the Company typically receives a payment at the initiation of a collaboration agreement, the Company does not recognize revenue from those payments until the associated libraries are shipped to the collaboration partner. As of June 30, 1996, the Company's balance sheet reflects a liability of approximately $2,700,000 for deferred revenue relating to these agreements. The liability balance reflects cash payments received in excess of revenue recognized for libraries shipped.

         Cost of sales increased from $406,000 in the second quarter of 1995 to approximately $483,000 in the three months ending June 30, 1996. The increased cost of sales is reflective of higher sales volume for MPS. The Company's scientific founder, who is a director and an officer of the Company, is a founder, director and president of TPIMS. For the first half of 1996 cost of sales was $949,000, substantially higher than the $412,000 recorded for the first half of 1995 and primarily reflecting the absence of MPS cost of sales from the first quarter of 1995.

         Research and development expenses increased to approximately $3,003,000 for the three months and $5,169,000 for the six months ended June 30, 1996, as compared to $1,579,000 and $3,117,000, respectively, for the same periods in 1995. The higher spending in research and development results primarily from increased funding for the Company's combinatorial chemistry program, including increased funding to TPIMS. Funding to TPIMS was $578,000 for the three months and $1,322,000 for the six months ended June 30, 1996, as compared to $481,000 and $978,000, respectively, for the same periods ended June 30, 1995. Increased research and development spending is also attributable to the Company's drug discovery and development collaboration with Dura Pharmaceuticals, Inc. ("Dura"). Research and development expense for the three and six months ended June 30, 1996 include $607,000 and $785,000, respectively, of funding to Dura; this collaboration was initiated in February 1996. The chairman of the board of directors of the Company is a member of the board of directors of Dura and Dura's chairman and chief executive officer is a member of the Company's board of directors. The Company expects to incur continued and substantial increases in research and development expenses relating to product development, clinical trials and combinatorial chemistry development as well as for the development of the combinatorial biology and related technologies acquired through the acquisition of CXC effective August 1, 1996 as noted above. In connection with the acquisition of CXC, in the third quarter the Company will record an expense of approximately $1.6 million related to the acquisition of in-process technology. Dependent on the achievement of certain scientific and business milestones by the business of CXC, the Company may record additional charges in future quarters to acquisition of in-process technology.

         The Company's selling, general and administrative expenses were approximately $867,000 and $1,662,000, respectively, for the three and six months ending June 30, 1996 as compared to $640,000 and $1,130,000, respectively, for the same periods in 1995. Higher selling, general and administrative expenses in the second quarter compared to 1995 resulted from amortization of deferred compensation resulting from stock options issued prior to the Company's initial public offering in addition to increases in recruiting costs and other administrative expenses. Increases in selling, general and administrative expenses for the first half of 1996 compared to the first half of 1995 are primarily attributable to amortization of deferred compensation along with higher legal costs incurred for patents and corporate development activities. Selling, general and administrative costs are expected to continue to increase as a result of various costs associated with being a public company.

         As a result of higher cash balances, the Company's interest income has increased to approximately $431,000 and $510,000 for the three and six month periods ending June 30, 1996, as compared to $45,000 and $59,000 for the same periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had cash, cash equivalents and short term investments totaling approximately $32,157,000 compared with $1,161,000 at December 31, 1995.

         Historically, the Company has funded its operations primarily through private placements of preferred stock, raising approximately $39,359,000 in net proceeds from such issuances. In January and February 1996, the Company issued 3,366,670 shares of its Series G Preferred Stock for net cash proceeds of $10.1 million of which $5 million (1,666,667 shares) was purchased by Dura.

         On April 3, 1996, the Company closed its initial public offering of 3,300,000 shares of its common stock raising $23,776,220, net of underwriting discounts and commissions and estimated offering expenses. In April 1996, the Company issued an additional 495,000 shares of its common stock in accordance with the underwriters' option exercise to cover over-allotments. The sale of these additional shares resulted in net proceeds to the Company of $3,682,800.

         As required by the terms of the Company's Series One Redeemable Preferred Stock, in April 1996, the Company redeemed all outstanding shares of Series One Redeemable Preferred Stock resulting in a cash disbursement of $2,818,820.

         The Company has financed a significant amount of its equipment purchases through a master lease line of credit. As of June 30, 1996, the Company had approximately $371,000 available through the existing master lease line of credit for acquisitions of additional equipment and furnishings. This available lease line of credit funded property, plant and equipment needs through July 1996, at which time the line of credit converted to a term lease. The company is presently in negotiations to obtain additional leaseline financing.

         The Company's research and development commitments include the research agreement with TPIMS which expires in June 1997 under which the Company is committed to spend an additional approximately $2,000,000 prior to July 1997. In addition, the Company's research agreement with Dura commits the Company to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and the Company's cytokine regulating agents.

         The Company has an option to acquire certain technology from TPIMS which expires in June 1997. The Company intends to exercise this option, which will require a cash payment of approximately $1,300,000 from the Company to TPIMS.

         Pursuant to a drug discovery collaboration with Novo Nordisk A/S ("Novo Nordisk"), the Company received $2,000,000 in February 1996 as an advance payment of library access fees and will receive a further $2,000,000 in February 1997. The initial upfront payment has been treated as deferred revenue and is being recognized as revenue as libraries are shipped.

         The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financings. The Company also intends to seek equipment lease financing to fund future capital expenditures. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There are no assurances that such collaboration arrangements, or any public, private or equipment lease financings, will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit No.                      Description
         -----------                      -----------
         27                               Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months and six months ended June 30, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Houghten Pharmaceuticals, Inc.


Date:    8/14/96               /s/  ROBERT S. WHITEHEAD
     ---------------           -------------------------------------------------
                               Robert S. Whitehead
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date:    8/14/96               /s/ TERENCE E. McMORROW
     ---------------           -------------------------------------------------
                               Terence E. McMorrow
                               Vice President, Finance and Corporate Development
                               (Principal Financial and Accounting Officer)