Form 10-Q
period 1996-09-30
HOUGHTEN PHARMACEUTICALS INC
filed 1996-11-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at October 31, 1996
         -----                                 -------------------------------
Common stock, $0.001 par value                          13,361,805

                         HOUGHTEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets at September 30, 1996 and December 31, 1995 .............   3

         Consolidated Statements of Operations for the three and nine months ended
           September 30, 1996 and 1995 .......................................................   4

         Consolidated Statements of Cash Flows for the nine months ended September
           30, 1996 and 1995 .................................................................   5

         Notes to Consolidated Financial Statements ..........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................................  10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................  14

Item 6.  Exhibits and Reports on Form 8-K ....................................................  14


SIGNATURE ....................................................................................  15

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statement

                         HOUGHTEN PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996             1995
                                                                             --------         --------
                                                                           (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                              $  9,841         $  1,161
      Short term investments                                                   21,600               --
      Accounts receivable                                                         383              241
      Other current assets                                                        669              132
                                                                             --------         --------
Total current assets                                                           32,493            1,534

Property and equipment, net                                                     1,424              935
Other assets                                                                      646              277
                                                                             --------         --------
                                                                             $ 34,563         $  2,746
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (net capital deficiency)
Current liabilities:
      Accounts payable                                                       $    567         $    216
      Accrued  compensation                                                       472              341
      Other accrued liabilities                                                 1,796              957
      Current portion of obligations under capital leases                         455              361
      Current portion of notes payable                                             12
      Deferred revenue                                                          2,233            2,004
                                                                             --------         --------
Total current liabilities                                                       5,535            3,879

Obligations under capital leases                                                  549              470
Long term notes payable                                                            49               --

Series One redeemable preferred stock
      2,100,000 shares authorized, issued and outstanding;                         --            2,772

Stockholders' equity (net capital deficiency):
      Convertible preferred stock, $.001 par value:
          Authorized shares - 5,000,000 at September 30, 1996
          Issued and outstanding shares - none and 15,931,493 at
              September 30, 1996  and December 31, 1995, respectively              --               16
      Common stock, $.001 par value:
          Authorized shares - 40,000,000 at September 30, 1996
          Issued and outstanding shares - 13,355,769 and 310,374 at
              September 30, 1996 and December 31, 1995, respectively               13               --
      Additional paid-in capital                                               70,652           30,367
      Deferred compensation, net                                               (1,742)            (236)
      Accumulated deficit                                                     (40,493)         (34,522)
                                                                             --------         --------
Total stockholders' equity (net capital deficiency)                            28,430           (4,375)
                                                                             --------         --------
                                                                             $ 34,563         $  2,746
                                                                             ========         ========


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)




                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                  ---------------------------------         ---------------------------------
                                                      1996                 1995                1996                 1995
                                                  ------------         ------------         ------------         ------------
REVENUES:
       Net sales                                  $      1,200         $        499         $      3,655         $      1,033
       License Fees                                      3,369                   --                3,369                   --
                                                  ------------         ------------         ------------         ------------
                                                         4,569                  499                7,024                1,033

COSTS AND EXPENSES:
       Cost of sales                                       479                  508                1,429                  921
       Research and development                          3,241                1,969                8,410                5,086
       In process research and development               1,303                   --                1,303                   --
       Selling, general and administrative                 994                  657                2,654                1,786
                                                  ------------         ------------         ------------         ------------
                                                         6,017                3,134               13,796                7,793
                                                  ------------         ------------         ------------         ------------
LOSS FROM OPERATIONS                                    (1,448)              (2,635)              (6,772)              (6,760)
OTHER INCOME (EXPENSE):
       Interest income                                     408                   53                  917                  111
       Interest expense                                    (26)                 (21)                 (69)                 (63)
       Corporate joint venture                              --                   --                   --                  414
                                                  ------------         ------------         ------------         ------------
NET LOSS                                          $     (1,066)        $     (2,603)        $     (5,924)        $     (6,298)
                                                  ============         ============         ============         ============
NET LOSS PER SHARE                                $      (0.08)        $      (0.27)        $      (0.49)        $      (0.65)
                                                  ============         ============         ============         ============

SHARES USED IN COMPUTING
       NET LOSS PER SHARE                           13,274,475            9,668,945           11,995,761            9,644,070
                                                  ============         ============         ============         ============


See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             -------------------------
                                                                               1996             1995
                                                                             --------         --------
OPERATING ACTIVITIES
Net loss                                                                     $ (5,924)        $ (6,298)
Adjustments to reconcile net loss to net cash flows
      used for operating activities:
          Depreciation and amortization                                           436              311
          Corporate joint venture                                                  --             (414)
          Amortization of deferred compensation                                   341               --
          Changes in operating assets and liabilities, net of effects from the transfer of assets to and from corporate joint
          venture in 1994 and 1995:
              Accounts receivable                                                (122)             497
              Other current assets                                               (537)            (461)
              Accounts payable                                                    238              272
              Other accrued liabilities                                           911              (39)
              Deferred revenue                                                    229            1,598
                                                                             --------         --------
Net cash flows used for operating activities                                   (4,428)          (4,534)

INVESTING ACTIVITIES
Additions to property and equipment, net                                         (374)             (35)
Purchase of ChromaXome Corp., net of cash acquired                                  6               --
Short term investments                                                        (21,738)              --
Other assets                                                                     (306)            (358)
                                                                             --------         --------
Net cash flows used for investing activities                                  (22,412)            (393)

FINANCING ACTIVITIES
Principal payments under capital lease obligations                               (295)            (217)
Proceeds from issuance of notes payable                                            62               --
Redemption of preferred stock                                                  (2,819)              --
Issuance of convertible preferred stock, net of issuance costs                 10,049            8,000
Issuance of common stock                                                       28,523               15
                                                                             --------         --------
Net cash flows provided by financing activities                                35,520            7,798
                                                                             --------         --------
Net increase in cash and cash equivalents                                       8,680            2,871

Cash and cash equivalents at beginning of period                                1,161              516
                                                                             ========         ========
Cash and cash equivalents at end of period                                   $  9,841         $  3,387
                                                                             ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                       $     69         $     63
                                                                             ========         ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
      Property and equipment acquired under capital lease obligations        $    268         $    130
                                                                             ========         ========

      Unrealized loss on investment available for sale                       $    138         $     --
                                                                             ========         ========

      Deferred compensation related to stock options                         $  1,847         $     --
                                                                             ========         ========


See accompanying notes.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)

1.  BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Houghten Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's prospectus dated March 29, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, with reference to Registration No. 333-1376 and Registration No. 333-2982.

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

         Effective March 31, 1995, Chiron and the Company determined to cease the operations of CMPS and return the previously contributed technology and certain assets back to the stockholders. In connection with the dissolution, the Company agreed to provide Chiron certain products at no cost and Chiron loaned the Company $145,000, which has been repaid.

         The effect of the transaction on the Company is as follows:
                  Assets received:
                       Cash.........................................................  $  130,000
                       Accounts receivable, net.....................................     448,913
                       Other, net...................................................      71,150
                  Cost of products to be provided...................................    (236,000)
                                                                                       ---------
                       Gain on dissolution..........................................   $ 414,063
                                                                                       =========


         The Company also received property and equipment for which no value has been assigned. The net monetary assets received over the cost to provide product to Chiron of approximately $414,000 is reported as other income from corporate joint venture.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)


         During the three months ended March 31, 1995, there were no operations in MPS, as these operations were conducted through CMPS. The consolidated statements of operations and consolidated statements of cash flows for the three and nine months ended September 30, 1996 include MPS's operations.

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

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)


5.  STOCKHOLDERS' EQUITY (CONTINUED)

         In April 1996, the underwriters of the Company's initial public offering exercised an over-allotment option to purchase 495,000 shares of common stock at $8.00 per share for net cash proceeds of $3,682,800.

6.  CHROMAXOME ACQUISITION

          Effective August 1, 1996, the Company acquired all the outstanding shares of ChromaXome Corp. ("CXC") for approximately 193,170 shares of the Company's common stock, plus issuance of options to acquire up to approximately 27,660 shares of the Company's common stock. As part of the acquisition, a wholly-owned subsidiary of the Company merged with and into CXC, and CXC became a wholly-owned subsidiary of the Company. CXC is developing proprietary technology to transfer metabolic pathways from microbes into bacteria that may then be able to rapidly reproduce these pathways.

         The Company accounted for the acquisition of CXC using the purchase method of accounting. The purchase price of $1,321,000 consists of the following: (i) $1,093,000 related to market value of shares and options to acquire shares of the Company common stock issued in connection with the transaction, (ii) $100,000 in outstanding advances to CXC and (iii) transaction costs of approximately $128,000. The purchase price has been allocated to the fair market value of the tangible and intangible assets acquired and liabilities assumed. Based on the purchase price, the Company has allocated $1,303,000 to acquired in-process research and development which has been charged to the Company's statement of operations for the quarter ended September 30, 1996.

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

7.    MAGAININ LICENSE FEE

         On September 26, 1996, the Company entered into an agreement with Magainin Pharmaceuticals Inc. ("Magainin") pursuant to which the Company subsequently received 275,000 shares of Magainin common stock with a then current market value of $3,369,000 in exchange for the Company's royalty interest in Magainin's lead compound, MSI-78, held by the Company.

         In accordance with FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified the stock as an investment available for sale. At September 30, 1996, the Company recorded an unrealized loss to stockholder's equity of approximately $138,000 as the result of a decline in market value of the Magainin stock.

                         HOUGHTEN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)


8.    EVENTS SUBSEQUENT TO SEPTEMBER 30, 1996

          On November 13, 1996, the Company entered into a binding letter of intent, subject to receipt of third party approval, to sell its peptide manufacturing subsidiary, MPS, to a new company to be formed by Dr. Richard Houghten, the Company's founder, Chief Technical Officer and member of the Company's board of directors. Pursuant to the arrangements outlined in the letter of intent, the Company would receive initial consideration of $1.5 million in 1997, with future payments over a five-year period of at least $750,000. Upon the sale of MPS contemplated by such letter of intent, Dr. Houghten will resign as an officer of the Company (although Dr. Houghten will remain as a member of the Company's board of directors). Consummation of the transactions contemplated by the letter of intent is subject to certain contingencies, including the receipt of required third party approvals, and will close upon satisfaction of those conditions, but even in the absence of definitive agreements, no later than February 14, 1996, subject to extension by agreement of the parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

         The Company expects that its revenue sources for at least the next several years will be limited to licensing fees and milestone payments (if and when achieved) from existing corporate partners and possible future corporate partners. The timing and amounts of such revenues, if any, will be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and does not anticipate having net income in the next several years. As of September 30, 1996, the Company's accumulated deficit was approximately $40,493,000.

          The Company's wholly-owned subsidiary, Multiple Peptide Systems, Inc., a California corporation ("MPS"), was founded in 1986 and manufactures and markets peptides to government entities, universities, research institutions and private companies. Effective as of January 1, 1994, MPS entered into a Limited Liability Company Agreement with Chiron Mimotopes U.S. ("CMUS"), pursuant to which MPS agreed to contribute substantially all of its assets and certain of its liabilities to Chiron Mimotopes Peptide Systems, LLC, a Delaware limited liability company ("CMPS"), in exchange for a 25% ownership interest in CMPS. CMUS and MPS agreed to form CMPS for the purpose of engaging in the business of synthesizing and producing peptides and peptide libraries for commercial sale on a joint basis. Pursuant to the terms of an agreement entered into as of March 31, 1995, among Chiron Corporation ("Chiron"), CMPS, CMUS, the Company and MPS, CMPS was dissolved and the remaining net assets were transferred to MPS and CMUS. The Company does not anticipate substantial revenue growth from, or the investment by the Company of material amounts of resources in, MPS. On November 13, 1996, the Company signed a binding letter of intent to sell MPS for approximately $2.25 million to an entity to be formed by Dr. Richard Houghten (the Company's founder, Chief Technical Officer and member of the Company's board of directors). (See Note 8 of Notes to Consolidated Financial Statements.)

          Effective August 1, 1996 the Company acquired all the outstanding shares of ChromaXome Corp. ("CXC") in exchange for shares of the Company's common stock and options to acquire the Company's common stock. CXC is developing proprietary technology to transfer metabolic pathways from naturally occuring microbes into bacteria more suited to the rapid reproduction of these pathways. In addition to the issuance of shares at the time of acquisition, the Company is also committed to issue additional stock to former CXC stockholders and additional options to consultants upon the achievement of certain scientific and business milestones by the business of CXC. (See Note 6 of Notes to Consolidated Financial Statements)

          On September 26, 1996, the Company entered into an agreement with Magainin Pharmaceuticals Inc. ("Magainin") pursuant to which the Company received 275,000 shares of Magainin common stock in exchange for the Company's royalty interest in Magainin's lead compound, MSI-78. In 1990, a subsidiary of the Company and The Scripps Research Institute entered into an agreement to license certain compounds to Magainin in exchange for royalties on sales of successfully commercialized compounds. MSI-78 was covered by this license. Under the terms of the agreement of September 26, 1996 , the Company and The Scripps Research Institute equally split 550,000 shares of Magainin common stock in lieu of the potential receipt of royalties from MSI-78. (See Note 7 of Notes to Consolidated Financial Statements)

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including whether existing collaborations will be successful, any new collaborations can be entered into on favorable terms, any potential products can be timely developed, receive necessary regulatory approvals and be successfully marketed, the Company's combinatorial chemistry technology can be successfully developed and applied, competitors' technology will eclipse or render obsolete or uncompetitive the Company's technology, other risks detailed throughout this Form 10-Q and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.


RESULTS OF OPERATIONS

          The Company recorded revenues of approximately $4,569,000 for the third quarter and $7,024,000 for the nine-month period ended September 30, 1996, compared with $499,000 and $1,033,000 for the same periods in 1995 (first quarter 1995 operating results did not include revenues from MPS as explained above). The third quarter revenues for 1996 include $3,369,000 recorded as the result of the receipt of 275,000 shares of Magainin common stock in exchange for a royalty interest in Magainin's lead compound, MSI-78. In addition, third quarter revenues include $609,000 derived from the sale of custom peptides by the Company's subsidiary, MPS, compared to revenues of $430,000 for the same period in 1995. The remaining $591,000 in third quarter 1996 and $69,000 in third quarter 1995 revenue was generated from the shipment of combinatorial libraries or individual compounds under collaborative agreements. For the nine months ended September 30, 1996, revenues from collaborative agreements were approximately $1,932,000 compared to $293,000 in the prior year period as a result of higher shipments of combinatorial libraries. Although the Company typically receives a payment at the initiation of a collaboration agreement, the Company does not recognize revenue from those payments until the associated libraries are shipped to the collaboration partner. As of September 30, 1996, the Company's balance sheet reflects a liability of approximately $2,233,000 for deferred revenue of which $2,146,000 relates to these agreements. The liability balance reflects cash payments received in excess of revenue recognized for libraries shipped. For the nine months ended September 30, 1996, MPS revenues of $1,723,000 substantially exceeded those recorded for the same period in 1995, which included only six months of operating results. Although MPS operated profitably in the first nine months of 1996, the financial results from its ongoing operations did not have a material impact on the Company's loss.

         Cost of sales decreased to approximately $479,000 for the quarter ended September 30, 1996 from approximately $508,000 for the quarter ended September 30, 1995. In the third quarter of 1996, the Company recorded a year-to-date adjustment to decrease cost of sales approximately $71,000 with a corresponding offset to research and development in connection with an intercompany elimination. Had it not been for the year-to-date adjusting entry, cost of sales would have been $550,000, an increase from the prior year due to higher sales volume for MPS. For the nine months ended September 30, 1996, cost of sales was $1,429,000, substantially higher than the $921,000 recorded for the same period in 1995 and primarily reflecting the absence of MPS cost of sales from the first quarter of 1995.

         Research and development expenses increased to approximately $3,241,000 for the three months ended September 30, 1996 and $8,410,000 for the nine months ended September 30, 1996, as compared to $1,969,000 and $5,086,000, respectively, for the same periods in 1995. The higher spending in research and development results primarily from increased funding for the Company's combinatorial chemistry program, largely reflecting establishment of an internal combinatorial chemistry program. Funding to the Torrey Pines Institute for Molecular Studies ("TPIMS"), the Company's external research partner for combinatorial chemistry technology, was $622,000 for the three months ended September 30, 1996 and $1,944,000 for the nine months ended September 30, 1996, as compared to $713,000 and $1,691,000, respectively, for the same periods ended September 30, 1995. Increased research and development spending is also attributable to the Company's drug discovery and development collaboration with Dura

          Pharmaceuticals, Inc. ("Dura"). Research and development expense for the three and nine months ended September 30, 1996 include $500,000 and $1,285,000, respectively, of funding to Dura; this collaboration was initiated in February 1996. The chairman of the board of directors of the Company is a member of the board of directors of Dura, and Dura's chairman and chief executive officer is a member of the Company's board of directors. The Company's president and chief executive officer who, is also a director of the Company, is a member of the board of directors of a research and development affiliate of Dura. The Company expects to incur continued and substantial increases in research and development expenses relating to product development, clinical trials and combinatorial chemistry development as well as for the development of the combinatorial biology and related technologies acquired through the acquisition of CXC (effective August 1, 1996). In connection with the acquisition of CXC, in the third quarter the Company recorded an expense of $1,303,000 related to the acquisition of in-process research and development. Dependent on the achievement of certain scientific and business milestones by the business of CXC, the Company may record additional charges in future quarters to acquisition of in-process research and development.

         The Company's selling, general and administrative expenses were approximately $994,000 and $2,654,000 for the three and nine months ended September 30, 1996, respectively, as compared to $657,000 and $1,786,000, respectively, for the same periods in 1995. Higher selling, general and administrative expenses in the third quarter of 1996 compared to the same period in 1995 resulted from amortization of deferred compensation associated with stock options issued prior to the Company's initial public offering in addition to increases in recruiting costs and other administrative expenses. Increases in selling, general and administrative expenses for the nine months ended September 30, 1996 compared to the same period in 1995 are primarily attributable to amortization of deferred compensation along with higher legal costs incurred for patents and corporate development activities. Selling, general and administrative costs are expected to continue to increase as a result of various costs associated with being a public company.

         As a result of higher cash balances, the Company's interest income has increased to approximately $408,000 and $917,000 for the three and nine months ended September 30, 1996, respectively, as compared to $53,000 and $111,000 for the same periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash, cash equivalents and short term investments totaling approximately $31,441,000 compared with $1,161,000 at December 31, 1995.

          Historically, the Company has funded its operations primarily through private placements of preferred stock, raising approximately $39,359,000 in net proceeds from such issuances. In January and February 1996, the Company issued 3,366,670 shares of its Series G Preferred Stock for net cash proceeds of $10,100,000 million of which $5,000,000 million (1,666,667 shares) was purchased by Dura.

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

         The Company has financed a significant amount of its equipment purchases through a master lease line of credit. As of September 30, 1996, the Company had exhausted its master lease line of credit. The Company is presently in negotiations to obtain additional leaseline financing.

         The Company's research and development commitments include a research agreement with TPIMS which expires in June 1997. Under that agreement the Company is committed to spend approximately an additional $1,378,000 prior to July 1997. In addition, the Company's research agreement with Dura commits the Company to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and the Company's cytokine regulating agents. As of September 30, 1996, $1,285,000 had been funded under the Dura agreement.

         The Company has an option to acquire certain technology from TPIMS which expires in June 1997. The Company presently intends to exercise this option, which will require a cash payment of approximately $1,300,000 from the Company to TPIMS.

         Pursuant to a drug discovery collaboration with Novo Nordisk A/S ("Novo Nordisk"), the Company received $2,000,000 in February 1996 as an advance payment of library access fees and will receive a further $2,000,000 in February 1997. The initial upfront payment has been treated as deferred revenue and is being recognized as revenue as libraries are shipped.

         The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financings. The Company also intends to seek equipment lease financing to fund future capital expenditures. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There can be no assurances, however, that such collaboration arrangements, or any public, private or equipment lease financings, will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

         The Company estimates that its existing capital resources, including the net proceeds of its initial public offering, together with facility and equipment financing, will be sufficient to fund its current and planned operations through 1997. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On October 7, 1996, a complaint was filed in San Diego Superior Court naming the Company, ChromaXome Corp. ("CXC"), and the officers and directors of the Company as defendants. The complaint, filed by Michael Dickman and Katie Thompson, the founders of CXC, alleges various contract and tort claims against the defendants, including that the defendants acted wrongfully in connection with the Company's acquisition of CXC to deny Mr. Dickman and Ms. Thompson access to and employment with CXC and to prevent them from obtaining certain consideration in connection with the CXC acquisition. The complaint seeks compensatory and punitive damages from the defendants as well as certain declaratory relief, including an avoidance of certain non-competition provisions applicable to Mr. Dickman and Ms. Thompson as part of the acquisition-related arrangements. The Company believes that the claims of Mr. Dickman and Ms. Thompson are without merit. Moreover, the Company believes it has valid claims against Mr. Dickman and Ms. Thompson regarding their conduct in connection with the business of CXC. Although there can be no assurances in this regard, the Company believes that the claims of Mr. Dickman and Ms. Thompson, and any related litigation, will have no material adverse effect on the Company. The Company intends to vigorously defend against the claims of Mr. Dickman and Ms. Thompson in any litigation.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits

         Exhibit No.                                 Description

         10.1 1996 Stock Incentive Plan of Houghten Pharmaceuticals, Inc., as amended

         27                      Financial Data Schedule

         (b) The Company filed a Form 8-K, dated August 15, 1996, announcing that the Company had acquired all of the outstanding shares of CXC and that CXC had become a wholly-owned subsidiary of the Company, effective August 1, 1996. The following financial statements were filed as part of this report: (i) the audited balance sheets of CXC (a development stage company) as of April 30, 1996 and December 31, 1995, 1994 and 1993 and the related audited statements of operations, net capital deficiency and cash flows for the four months ended April 30, 1996, each of the two years in the period ended December 31, 1995, the period from March 10, 1993 (inception) to December 31, 1993 and the period from March 10, 1993 (inception) to April 30, 1996; and (ii) an unaudited pro forma condensed combined balance sheet as of June 30, 1996 and unaudited pro forma condensed combined statements of operations for the year ended December 31, 1995 and the six months ended June 30, 1996, giving effect to the acquisition of CXC by the Company as of June 30, 1996 for the pro forma condensed combined balance sheet and as of January 1, 1995 for the pro forma condensed combined statements of operations.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Houghten Pharmaceuticals, Inc.


Date:    11/13/96              /s/  ROBERT S. WHITEHEAD
      -----------------        -------------------------------------------------
                               Robert S. Whitehead
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date:    11/13/96              /s/ TERENCE E. McMORROW
      -----------------        -------------------------------------------------
                               Terence E. McMorrow
                               Vice President, Finance and Corporate Development
                               (Principal Financial and Accounting Officer)