Form 10-K405
period 1996-12-31
HOUGHTEN PHARMACEUTICALS INC
filed 1997-03-31
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                -----------------
  (Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

  [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27972
                         HOUGHTEN PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                                -----------------
                DELAWARE
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)
      3550 GENERAL ATOMICS COURT                              92121
        SAN DIEGO, CALIFORNIA                              (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (619) 455-3814
                                -----------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 21, 1997 as reported on the Nasdaq National Market, was approximately $45,459,000.00. Shares of Common Stock beneficially held by each officer and director of the Registrant and by each person who beneficially owns 5% or more of the Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 21, 1997, there were 13,424,438 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 1997, which shall be filed with the Securities and Exchange Commission on or before April 30, 1997 and is referred to herein as the "Proxy Statement," are incorporated by reference into Part III hereof as provided in such Part.

                         HOUGHTEN PHARMACEUTICALS, INC.

                                    FORM 10-K

                                      INDEX

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business.........................................................  1
Item 2.    Properties ...................................................... 22
Item 3.    Legal Proceedings ............................................... 22
Item 4.    Submission of Matters to a Vote of Security Holders ............. 23

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
                Matters .................................................... 24
Item 6.    Selected Financial Data.......................................... 26
Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................... 27
Item 8.    Financial Statements and Supplementary Data ..................... 31
Item 9.    Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure......................... 31

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............... 32
Item 11.   Executive Compensation........................................... 32
Item 12.   Security Ownership of Certain Beneficial Owners and Management... 32
Item 13.   Certain Relationships and Related Transactions................... 32

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 33

SIGNATURES ................................................................. 36

                                     PART I

ITEM 1.  BUSINESS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" ON PAGES 14 TO 22 OF THIS ANNUAL REPORT ON FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


GENERAL

         Houghten Pharmaceuticals, Inc. (the "Company") is a drug discovery company utilizing combinatorial chemistry and other technologies to pursue the discovery of novel, small molecule drug therapies. Combinatorial chemistry is a technology for the synthesis, identification and optimization of lead compounds that may significantly shorten the time required for, and increase the productivity associated with, drug discovery. The Company currently has active external discovery collaborations with several companies covering a variety of molecular targets. The Company has used its molecular diversity tools in internal programs to discover a series of proprietary compounds, the most advanced of which is presently in a Phase II clinical trial.

         The synthetic chemistry technologies utilized by the Company in its combinatorial chemistry program enable the Company to provide a wide range of heterocycle and other small molecule libraries constructed in formats that are flexible, adaptable and easy to screen. The Company is also developing, through its wholly-owned subsidiary ChromaXome Corp. ("ChromaXome"), a novel approach to genetic engineering (combinatorial biology) that may generate a significant increase in the number and type of molecules available for drug discovery. The Company believes these technologies and tools position the Company to become a leading provider of novel and diverse chemical drug leads in collaboration with the biotechnology and pharmaceutical industries.

         The Company's strategy to leverage its technology platform consists of the following components:

- Establish funded collaborations with major pharmaceutical companies both to obtain access to additional biological targets and to support the continuing development of the Company's core technologies;

- Internally discover and develop selected compounds through early stage clinical trials that demonstrate their potential value;

- Access the increasing number of unique biological targets available from emerging stage biotechnology companies by entering into joint discovery collaborations with these companies to respond to their growing demand for combinatorial chemistry technology; and

- Develop and commercialize products derived from internal and external discovery efforts through partnering arrangements with pharmaceutical companies.

         The Company's funded collaborations include agreements with Novo Nordisk A/S, The Procter & Gamble Company and Chugai Biopharmaceuticals, Inc. The Company has joint discovery alliances with two biotechnology companies, Cadus Pharmaceutical Corporation and RiboGene, Inc.

         The Company has used its molecular diversity technology to discover a family of proprietary compounds that appear to influence the production and activity of anti-inflammatory and pro-inflammatory cytokines through interaction with a series of melanocortin receptors. Preclinical data support the Company's hypothesis that its most advanced lead compound in this series, HP 228, may be useful in the treatment of Type II diabetes and obesity. In

1996, the Company initiated and completed a preliminary dose tolerance study of HP 228 in obese Type II diabetes patients. The results of the study show no significant safety concerns in the 17 patients who received HP 228.


RECENT DEVELOPMENTS

ChromaXome Corp.

         On August 1, 1996, the Company acquired all of the capital stock of ChromaXome. ChromaXome, located in San Diego, California, is an early stage combinatorial biology company which is developing a range of technologies to facilitate the discovery of drug leads from natural sources. ChromaXome is operated as the Company's wholly-owned subsidiary, and the Company intends for ChromaXome to continue its research and development activities in the area of combinatorial biology.

         Pursuant to the terms of the acquisition agreement, holders of ChromaXome capital stock prior to the Company's acquisition may receive, in the aggregate, up to approximately 579,510 shares of the Company's Common Stock, with the precise number of shares dependent upon the achievement of certain milestones by the business of ChromaXome. As of December 31, 1996, approximately 75% of these shares had been issued or were deemed to have been "earned." In addition, holders of options to acquire ChromaXome capital stock prior to the Company's acquisition have received, in the aggregate, options to acquire up to approximately 53,920 shares of the Company's Common Stock, which amount is subject to vesting and, in some instances, the achievement of certain milestones by the business of ChromaXome. (See Note 3 to Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

Multiple Peptide Systems, Inc.

         On February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of Multiple Peptide Systems, Inc. ("MPS") to RAH Acquisition Corp. ("Newco"), an entity formed by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is the sole stockholder of Newco, and Dr. Houghten is also a founder and a Director of the Company. Prior to the sale of the MPS shares, Dr. Houghten was also the Chief Technical Officer of the Company. In connection with such sale, however, Dr. Houghten resigned as an officer of the Company. In addition to his affiliation with the Company, Dr. Houghten is the founder of MPS and has been an executive officer and Director of that entity, and Dr. Houghten is the founder, an executive officer and a Director of The Torrey Pines Institute for Molecular Studies ("TPIMS").

         In exchange for the MPS shares, the Company will receive total cash consideration of $1,500,000 in 1997 and additional payments, on the third, fourth and fifth anniversaries of the sale, amounting to a minimum of $750,000 in the aggregate. As part of the arrangements made in connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS. (See Note 10 to Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

         Prior to the Company's sale of the MPS shares, the business of MPS was comprised of manufacturing and marketing certain peptides and other compounds, and the customers of MPS included government entities, universities, research institutions and private companies. The Company had been exploring strategic options regarding MPS.


BACKGROUND  -- DRUG DISCOVERY

         The path to the discovery of therapeutic drug compounds involves the following general steps:

- Discovery of molecular or biological targets that may mediate disease states;

-        Creation or discovery of chemical entities as potential lead compounds;

- Screening of these potential lead compounds against one or more biological tests, or assays, and selection of those compounds that trigger a desired biological activity;

- Optimization of selected leads to create pharmaceutical candidates with improved pharmacological properties, including potency, stability, deliverability and lack of toxicity; and

- Testing of the pharmaceutical candidates in animals and humans to determine whether the candidates are safe and efficacious.

         An effective drug discovery effort requires a diverse collection of compounds that can be rapidly tested for activity in assays that represent novel biologic intervention points.

         New lead compounds for drug development have traditionally been obtained from the processing of natural products, such as plants and animals, the screening of microbiological fermentation broths and existing chemical libraries, and the intricate design and synthesis of individual compounds by chemists. These approaches have proven slow and relatively unproductive. The task of searching the natural world to collect and evaluate potential compounds from natural reservoirs, such as animals, plants, oceans and rain forests, is inefficient and time consuming. Similarly, historical methods of synthesizing and testing compounds, one at a time, significantly limit the current availability and diversity of potential compounds. The resources required to evaluate these individual compounds after collection or synthesis, combined with the low probability that any one particular compound will be a viable drug candidate, have limited efficient pharmacological development.


COMBINATORIAL CHEMISTRY

         Combinatorial chemistry directly addresses the limitations associated with traditional drug discovery. Combinatorial chemistry involves rapidly and systematically assembling a variety of reactive molecular entities or building blocks in many different combinations to be tested in drug development screening assays as potential biologically active compounds. These building blocks are assembled using specific chemical, biological and synthetic techniques to create potential lead compounds with varying structural components. By combining, rearranging and structuring these building blocks in many different ways, diverse libraries composed of tens of thousands of distinct chemical entities with potential pharmacological properties are created. These combinatorial libraries are constructed in formats that permit the utilization of rapid screening assays to identify biologically active lead compounds from the libraries for potential treatment of a target disease.

         Once a lead compound is identified, the lead can be utilized as the focal point for a directed series of synthetic variations of the identified lead. Screening of the variations, further synthesis and library design focused upon optimizing the compound can then be performed. The final result is a group of optimized compounds from which potential pharmaceutical candidates may be selected for further development.

         Use of combinatorial libraries may provide the following advantages in drug discovery:

- Accelerated drug discovery. Utilizing combinatorial libraries and high throughput screening methods, vast numbers of compounds can be evaluated, potentially compressing the period for the discovery process from years to months. In addition, optimization of a compound of interest can be accelerated by rapidly assembling a large number of analogs of that compound for preclinical testing. For example, using its molecular diversity tools, the Company optimized a naturally-occurring hormone to a lead compound, HP 228, in five months.

- Reduced risk of drug development. The screening of diverse combinatorial libraries may identify multiple lead compounds of different chemical structures, with different efficacy, side effect and deliverability profiles. This diversity of lead compounds may significantly increase the likelihood that one of the lead compounds, or an optimized version of it, can be successfully developed and commercialized.

- Effective patent protection. Using combinatorial techniques, a library of tens of thousands of similarly structured compounds can be synthesized using the compound of interest as a starting point, and then screened for the desired biologic activity. This may lead to the identification and patenting of far more compounds than if traditional medicinal chemistry methods of single compound synthesis were utilized. The larger number of patented structures may reduce the risk of potential competitors designing around the patent.


STRATEGY

         The Company's objective is to be a leading developer and supplier of drug discovery tools to major pharmaceutical companies and biotechnology companies. The Company is currently focusing its combinatorial chemistry effort on further expanding the range and the format of the small molecule libraries it can provide to its collaborators. Extending the range of the Company's libraries involves developing new chemistries and, subsequently, libraries based on those new chemistries. These new libraries likely will add to the structural diversity of the Company's existing libraries. Such an increase in diversity enhances the value of the Company's libraries because it increases the likelihood that screening the libraries against a particular biological target will result in identification of a compound with activity against that target.

         The Company has also undertaken an effort to prepare libraries in individual compound format (in addition to the mixtures of compounds which the Company presently utilizes). To accomplish this, the Company is developing, in collaboration with an external supplier, an automated compound synthesis system. The Company anticipates that the first system, with a projected synthesis rate of 1,000 compounds per day under limited temperature conditions, will be operational by mid-1997.

         To complement its synthetic chemistry capabilities, the Company acquired ChromaXome, an early stage combinatorial biology company. ChromaXome's technology may yield unique chemical templates, known as pharmacophores, that may be useful in the identification of lead compounds having novel pharmacological activity.

         The Company's commercial approach continues to focus on the development and implementation of a sustainable business strategy principally through a mix of corporate collaborations and focused internal discovery programs. The Company intends to manage a portfolio of discovery and development programs that balance funded discovery collaborations involving large pharmaceutical companies with potentially higher-return discovery and development projects conducted internally and in collaborations with biotechnology companies. To implement its strategy, the Company continues to:

- Establish funded collaborations with major pharmaceutical companies both to obtain access to additional biological targets and to support the continuing development of the Company's core technologies. In existing funded discovery collaborations with pharmaceutical companies, the Company is paid for access to its libraries and for library subsets (iterations) and individually synthesized compounds. Collaborations of this type typically include potential milestone payments and royalties from any resulting products that are developed and commercialized, and may also involve an equity investment in the Company.

- Internally discover and develop selected compounds through early stage clinical trials that demonstrate their potential value. In 1996, the Company initiated and completed a preliminary dose tolerance study of its most advanced internal drug candidate, HP 228, for the treatment of Type II diabetes and obesity. The results of the study show no significant safety concerns in the 17 patients who received HP 228. The Company is also pursuing the discovery and development of follow-on compounds to HP 228, screening its combinatorial libraries against a series of receptors, believed by the Company to be responsible for HP 228's activity, known as melanocortin receptors. In addition, the Company intends to develop, on a selected basis, future discoveries from screening alliances with biotechnology companies.

- Access the increasing number of unique biological targets available from emerging stage biotechnology companies by entering into joint discovery collaborations with these companies to respond to their growing demand for combinatorial chemistry technology. To enhance the opportunities to commercialize compounds emanating from the Company's technology, the Company seeks to develop a range of collaborations with companies that employ advanced biology-based discovery tools. Through these relationships, the Company obtains access to a range of molecular targets and assays without having to make a major investment in biotechnology infrastructure. In a typical relationship, the Company provides access to its combinatorial libraries, the biotechnology company screens the libraries through its assays, and the Company and its partner would jointly own any lead compounds discovered.

- Develop and commercialize products derived from internal and external discovery efforts through partnering arrangements with pharmaceutical companies. With respect to compounds to which it has commercialization rights, the Company intends to partner such compounds with major pharmaceutical companies prior to the initiation of Phase III clinical trials in order to mitigate the costs associated with development and commercialization, and to gain access to development and marketing expertise.


ADVANTAGES OF THE COMPANY'S TECHNOLOGIES

         The Company's technologies can be used to generate and identify active components from immense combinatorial compound libraries structured in systematically prepared mixture sets. The active leads identified from screening these mixture sets can be drug candidates themselves or can represent important starting points for the drug optimization process, where the Company once again can accelerate pharmaceutical development using its combinatorial chemistry techniques. The Company believes that its particular molecular diversity technologies offer the following important advantages:

-        Available small molecule inventory and synthetic productivity.
         Utilizing the Tea Bag and library-from-library technologies, the Company has assembled a wide range of small molecule libraries. The Company has completed development of libraries containing collectively more than 2,000,000 heterocyclic compounds built around 15 distinct core structures. The Company's ability to synthesize large numbers of combinatorial libraries at low cost provides the Company with considerable flexibility in structuring drug discovery collaborations.

- Template novelty. The 15 distinct core structures around which the Company's heterocyclic compound libraries are built are, in the Company's belief, under-explored in terms of pharmaceutical research but characteristic of successful pharmaceutical compounds in terms of molecular weight and complexity. The Company has applied for patents on nearly all of these libraries.

- Adaptability to a wide range of biological assays. The Company's libraries consist of compounds free in solution, with no interfering solid support, such as beads, pins, chips or tags. As a result, the Company believes its combinatorial libraries can be tested in virtually any existing assay system without modification of the assay format.

- Validation. Multiple leads and highly active compounds have been identified and/or optimized utilizing the Company's technologies, both in internal programs and in several of the Company's joint research collaborations.

         One of the Company's principal scientific objectives is to expand the breadth of its molecular diversity technologies to offer pharmaceutical and biotechnology companies a broad range of drug discovery tools. The Company's acquisition of ChromaXome, an early stage combinatorial biology company, will potentially enrich the Company's diversity of structures available for screening. In addition, the automated compound synthesis system being developed by the Company (in collaboration with an external supplier) may provide the Company with flexibility in terms of the construct of combinatorial libraries (e.g., formatted as large organized mixtures, in simple orthagonal array mixtures or in discrete compound arrays).

THE COMPANY'S TECHNOLOGIES

         At its simplest level, the generation of valuable molecular leads via combinatorial libraries requires the ability to synthesize, in a reproducible manner, large libraries of compounds and to identify the relevant biologically active compounds within the libraries. The technologies the Company utilizes, in part through its contract with TPIMS, apply to both of these critical steps.

Library Generation

         Regardless of the method used to construct a Company library, each library is built around a core structure, or pharmacophore. The diversity within the library results from different combinations of building blocks that are attached to various points on the core structure. The compounds constructed with these building blocks are synthesized as subset mixtures.

         The Company focuses its combinatorial library synthesis program on lower molecular weight compounds, especially heterocycles. Heterocycles, as a class of compounds, are considered desirable pharmaceutical candidates because they are more likely to be absorbed into the bloodstream when taken orally, are generally less expensive to manufacture, and typically have a longer duration of action than other compound classes such as peptides and proteins. Compounds of lower molecular weight, especially heterocycles, represent the majority of drug therapies currently in use.

Simultaneous Parallel Synthesis (the Tea Bag Method)

         In 1986, a U.S. patent was issued to Scripps Clinic and Research Foundation (now known as The Scripps Research Institute ("Scripps")) for a method developed by Dr. Richard Houghten for the simultaneous parallel solid-phase synthesis of either compound arrays or combinatorial libraries. This process is commonly referred to as the Tea Bag method. The Tea Bag is a porous, flexible mesh, resin packet that holds a quantity of resin beads on which the desired compounds are synthesized. The flexible Tea Bag acts as both a reaction chamber for a broad range of reactions and a filtration device for the resin beads. The Tea Bag is exposed to the desired reagents at the various steps of the solid phase synthesis process and provides a simple method for removal of excess reagents and impurities and for cleavage from the beads, resulting in a library which is free in solution. The license to the patented Tea Bag technology has been assigned to the Company. Using the Tea Bag technology, and various other combinatorial methods, a large number of compounds can be synthesized simultaneously by a single technician.

Libraries-From-Libraries

         The Company also creates new libraries by modifying existing libraries. This is accomplished by exposing an existing library to one or more chemical reactions, thus transforming all of the molecules in that library into new molecules, and thereby creating a new library. This technique provides rapid increases in diversity, as the transformed libraries have different physical and chemical properties from the library used as the starting point. This is also an efficient method to expand diversity because it requires the development of just one new chemical transformation reaction. The Company, through TPIMS, continues the prosecution of a patent application for this method for the generation of libraries-from-libraries.

Library-Based Lead Identification

         The library-based lead identification methods utilized by the Company determine the combination(s) of building blocks that exhibit the targeted level of activity in a specific biological assay. The two identification methods used by the Company, positional scanning (through TPIMS) and the iterative approach, employ different methods of assembling a library into subset mixtures of compounds in solution. TPIMS has been issued a patent for certain aspects of the positional scanning technology and is a non-exclusive licensee to rights under an additional patent. The scope of the protection available under these patents is uncertain. The Company believes that the iterative approach is generally available for use by other companies.

Molecular Diversity Expansion

         Combinatorial Chemistry

         The Company believes that a key to success in combinatorial chemistry is developing a breadth of applicable chemistries. The Company's technology development effort, which is currently being conducted in part through TPIMS, is focused on introducing new solid phase chemistries to expand the Company's inventory of small molecule libraries, especially heterocycles. The Company is focused on chemical structures that are expected to possess strong biological activities, that are amenable to structure-activity relationship optimization by the Company, TPIMS and partner chemists, and that the Company believes have been under-explored by the pharmaceutical industry. All new synthetic efforts are directed to pharmacophores that have a low molecular weight (i.e., less than 700 daltons).

         Combinatorial Biology

         Many successful pharmaceuticals (e.g. erythromycin, penicillin, streptomycin, tetracycline) originally were produced by nature. For example, penicillin is produced by a common fungus, whereas other important drugs have been discovered and developed after routine screening of soil bacteria. Although screening programs over the past five decades have uncovered numerous novel molecules with important biological activities, the search for new therapeutics from nature using traditional drug discovery strategies has been time-consuming and inefficient. Moreover, once a drug lead is discovered from natural sources, it is often difficult to obtain enough material to proceed with extensive clinical testing and subsequent commercialization.

         On August 1, 1996, the Company acquired ChromaXome, an early-stage combinatorial biology company. In combinatorial biology, genetic material from a naturally-occurring organism (or combination of organisms) can be inserted into a synthetic vehicle, called a vector, and then transferred into the genetic machinery of a versatile industrial production host. The industrial production host efficiently manufactures metabolites, or compounds, from its "guest" or "donor" genetic sequences. Through this process, scientists can create libraries of potentially new compounds which can then be screened for biological activity. Combinatorial biology may also provide an effective solution to the supply and source limitations often found with potential therapeutic compounds identified from nature by permitting scientists to reproduce compounds through this process.

         ChromaXome has entered into a collaboration with Bristol-Myers Squibb Pharmaceutical Research Institute to test the utility of ChromaXome's combinatorial biology technology. (See "- Corporate Collaborations - Proof-of-Principle Collaboration" below.)

DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

         The Company is using its drug discovery technologies in a series of collaborative and internal discovery programs. Key elements of these programs are detailed below.


                                   KEY EXTERNAL SCREENING ALLIANCES(1)
-------------------------------------------------------------------------------------------------------------------
     COLLABORATOR                  INDICATION/TARGET             STATUS(2)                    PRODUCT RIGHTS
---------------------------       ----------------------         ---------                -------------------------
Novo Nordisk A/S                  Multiple Targets               Screening                Collaborator Owns;
                                                                                          Milestones and Royalties
                                                                                          to the Company
The Procter & Gamble              Multiple Targets               Screening                Collaborator Owns;
Company                                                                                   Milestones and Royalties
                                                                                          to the Company
Major Ophthalmic Company          Ophthalmic Uses                Screening                Collaborator Owns;
                                                                                          Milestones and Royalties
                                                                                          to the Company
Osiris Therapeutics, Inc.         Tissue Regeneration            Screening                Collaborator Owns;
                                                                                          Milestones and Royalties
                                                                                          to the Company
Cadus Pharmaceutical              Acute Inflammation             Screening                Joint Ownership(3)
Corporation
RiboGene, Inc.                    Multiple Targets               Screening                Joint Ownership(3)

Chugai Biopharmaceuticals,        Multiple Targets               Screening                Collaborator Owns;
Inc.                                                                                      Milestones and Royalties
                                                                                          to the Company
Bristol-Myers Squibb              Multiple Targets               Screening                Collaborative Proof-of-
Pharmaceutical Research                                                                   Principle Test; Data
Institute                                                                                 Shared With Company;
                                                                                          Collaborator Owns
                                                                                          Product Rights; No
                                                                                          Milestones or Royalties to
                                                                                          the Company




                      INTERNAL PRODUCT DEVELOPMENT PROGRAMS
------------------------------------------------------------------------------
  PROGRAM      INDICATION/TARGET             STATUS (2)         PRODUCT RIGHTS
-----------    -------------------------     ----------         --------------

HP 228         Supportive Cancer Therapy     Phase II           The Company
               Type II Diabetes and          Phase II           The Company
               Obesity
               Acute Pain                    Phase I            The Company

HP 466         Rheumatoid Arthritis          Preclinical        The Company
               Asthma and Acute              Preclinical        The Company
               Bronchitis


(1) The external screening alliances identified do not include all such arrangements to which the Company is a party.

(2) The Food and Drug Administration ("FDA") regulatory approval process requires many stages before a product can be approved for marketing. All phases of clinical development are subject to FDA review and clearance. The term "screening" in the table indicates that the Company's combinatorial libraries are being utilized with third party assays to attempt to identify and then optimize lead compounds. The term "preclinical" indicates that a specific compound is undergoing pharmacology and toxicology testing in preclinical models and drug formulation and manufacturing scale-up to gather necessary data to comply with applicable regulatory protocols prior to submission of an IND with the FDA. For a description of the terms "Phase I" and "Phase II," see "Risk Factors-- Government Regulation" below.

(3) For an explanation of the term "joint ownership," see "Corporate Collaborations -- Joint Discovery Alliances" below.


CORPORATE COLLABORATIONS

         The Company currently has active external discovery collaborations with several companies under which the Company's libraries and combinatorial chemistry technology are being used to seek lead compounds for human therapeutic use. These collaborations address a variety of molecular targets. Pursuant to these agreements, the Company typically provides its combinatorial libraries and iteration and synthesis services (in part through TPIMS) to its collaborators for use in their drug discovery programs.

Funding Collaborations

         In certain collaborations, the Company is paid for access to its combinatorial chemistry libraries either on an as-provided basis or through an up-front payment against which library, iteration or individual compound fees are subsequently credited. Collaborations of this type may involve the Company's receipt of milestone payments and royalties from resulting products which are developed and commercialized, and may also involve an equity investment in the Company. Three such collaborations are with Novo Nordisk A/S ("Novo Nordisk"), The Procter & Gamble Company ("P&G") and Chugai Biopharmaceuticals, Inc. ("Chugai").

- Novo Nordisk A/S. This collaboration commenced in February 1996 and focuses on the application of the Company's combinatorial chemistry technology to selected therapeutic targets of interest to Novo Nordisk. Novo Nordisk has rights to access the Company's technology on a non-exclusive basis. In exchange, the Company received $2,000,000 from Novo Nordisk in February 1996 as an advance payment of library access fees and a further $2,000,000 in February 1997. The Company will receive milestones and royalties on products, if any, discovered through the collaboration and subsequently developed and marketed by Novo Nordisk.

- The Procter & Gamble Company. This collaboration commenced in January 1995 and focuses on selected therapeutic areas of interest to P&G's pharmaceutical business. P&G has purchased 451,021 shares of the Company's Common Stock for $3,000,000 and advanced the Company $2,000,000 creditable against the Company's charges for library access fees. P&G has the exclusive use of the Company's libraries for selected targets until January 1998, with an additional one-year period of non-exclusive use thereafter; however, P&G has an option to convert this additional one-year period into an exclusive arrangement (exercisable by P&G for either an additional $1,000,000 equity investment in the Company's Common Stock, at the then current market value, by October 23, 1997 or an additional $1,000,000 advance payment creditable against the Company's library access charges). The Company will also receive milestone payments and royalties on products, if any, discovered through the collaboration and subsequently developed and commercialized by P&G. The Company has rights to use compounds discovered by P&G for certain indications and would be required to pay royalties on the sale of such compounds.

- Chugai Biopharmaceuticals, Inc. The collaboration with Chugai, a subsidiary of Chugai Pharmaceutical Co., Ltd., was initiated in January 1997. The Company provides Chugai with combinatorial libraries which Chugai will screen against a range of targets. Compounds identified with activity in bone, cardiovascular and infectious diseases as well as hematological growth factors and oncology may be developed by Chugai, and Chugai would pay milestone payments and royalties on compounds, if any, discovered from the Company's libraries and subsequently developed and marketed by Chugai (for which Chugai would have worldwide rights). Chugai and the Company will jointly own any compounds with identified activity in Chugai's inflammation screens. In addition, the Company may develop any compounds discovered in selected Chugai screens targeted at obesity and central nervous system diseases, with a royalty obligation payable to Chugai for any compounds that are commercialized. The Company received $1,250,000 from Chugai at the initiation of the two-year collaboration and will receive an additional $1,000,000 in December 1997.

         The Company also has fee-generating collaborations with Osiris Therapeutics, Inc., a major ophthalmic company and two other companies.

Joint Discovery Alliances

         Under other agreements, the Company provides access to its combinatorial chemistry libraries at no charge to a collaborator in exchange for joint ownership of any resulting discoveries. These discovery alliances, if successful, will provide the Company with a source of potential products based on its collaborators' innovative biologic approaches to disease therapies. This approach allows the Company to avoid the initial capital-intensive infrastructure investment required for basic biological research. The Company's two such collaborations are with Cadus Pharmaceutical Corporation ("Cadus") and RiboGene, Inc. ("RiboGene").

- Cadus Pharmaceutical Corporation. This collaboration commenced in January 1995 with acute inflammation as the initial therapeutic target. The Company and Cadus would have joint ownership of any lead compounds discovered through the collaboration.

- RiboGene, Inc.. This collaboration commenced in April 1995 to screen the Company's libraries in a range of RiboGene assays. The Company and RiboGene would have joint ownership of any lead compounds discovered through the collaboration.

         Under the above agreements, joint ownership indicates that a lead compound is owned equally by the Company and its collaborator. Equal ownership is maintained to the extent that the Company and its collaborator contribute equally to development costs of the compound. Generally under these agreements, if one party chooses to pursue development of a compound and the other party chooses not to pursue development, then the party pursuing development becomes a 90% owner of rights to the compound.

Proof-of-Principle Collaboration

         In August 1995, ChromaXome entered into a collaboration with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS") to test the utility of ChromaXome's combinatorial biology technology. In this collaboration, BMS provided to ChromaXome samples of selected bacteria from the BMS collection. ChromaXome's responsibilities included transferring portions of the genetic material from those bacteria into an industrial production host from which BMS then expressed and screened metabolites, or compounds, for biological activity. BMS is presently identifying the structures of the compounds which met their objectives for biological activity in the screening process. BMS owns the compounds expressed and is not obligated to pay ChromaXome any royalties or milestone payments if it chooses to develop and commercialize any of those compounds. ChromaXome will be provided with data from BMS' screening and structural analysis.

CYTOKINE REGULATING AGENTS/MELANOCORTIN RECEPTOR-ACTIVE COMPOUNDS

         The Company has used its molecular diversity technology to discover a family of proprietary peptide compounds that appear to influence the production and activity of anti-inflammatory and pro-inflammatory cytokines (hormone-like proteins that act as messengers between cells) through interaction with a series of melanocortin (MC) receptors. Preclinical data support the Company's hypothesis that its most advanced lead compound in this family, HP 228, may be useful in the treatment of Type II diabetes and obesity. The Company believes these compounds represent attractive pharmaceutical candidates because the most advanced candidate, HP 228, has exhibited the following characteristics:

- The upregulation of Interleukin-10 ("IL-10") expression, one of the body's profound anti-inflammatory cytokines, as demonstrated in early stage clinical trials.

- The restraint of both the production and action of certain key pro-inflammatory cytokines, also as demonstrated in early stage clinical trials.

- The attenuation of pathological effects of cytokines without interfering with their essential immune functions, as demonstrated in preclinical studies.

- Low levels of adverse side effects as demonstrated in toxicology testing and in Phase I human trials.

- Prolonged duration of action and chemical stability which is characteristic of pharmaceutical products unlike typical peptide compounds, as demonstrated in preclinical studies.

- Biological effects at a melanocortin receptor subtype recently shown to be associated with obesity.

         The Company intends to continue its research on the effect that its internally-discovered family of proprietary peptide compounds may have through interaction with certain melanocortin receptors to regulate the inflammatory cytokines. The Company has termed this family of compounds "Cytokine Regulating Agents" (CRAs(TM)). The Company is presently screening its small-molecule combinatorial libraries against a series of melanocortin receptors in an effort to identify non-peptide CRAs(TM).

The Role of Cytokines and Melanocortins in Type II Diabetes and Obesity

         Obesity is a major risk factor for non-insulin dependent ("Type II") diabetes, and more than 80% of Type II diabetes patients in the United States are obese. Type II diabetes is a heterogeneous disorder characterized by both impaired insulin secretion and insulin resistance. Approximately 6% of the United States population is affected by Type II diabetes with an estimated incidence of approximately 600,000 new cases per year. More than 30% of adult Americans are believed to be obese.

         Five melanocortin receptors (MC-1, MC-2, MC-3, MC-4 and MC-5) have been identified; they are the smallest known G-protein-coupled receptors. Recent articles in Cell, Nature and Science have emphasized the importance of melanocortin biology, particularly the MC-4 receptor, for understanding the mechanisms of obesity. The Company believes that its CRAs(TM) may operate through the melanocortin pathway.

         HPI's lead CRA(TM), HP 228, has proven to be effective in animal models of obesity and diabetes. HP 228 was effective in reducing obesity and diabetes in genetically diabetic Zucker fatty (fa/fa) rats, genetically diabetic (db/db) mice and agouti protein defect (A y/a) mice. HP 228 was not effective in leptin protein defect (ob/ob) mice, suggesting that HP 228 may work through a different pathway than leptin. In addition, HP 228 was found to reverse insulin resistance in Zucker fatty rats as measured by lower plasma levels of both insulin and glucose in animals receiving HP 228. Based on preclinical data, HP 228 may also have a beneficial effect on disease morbidity due to the drug's protective effects on the kidney. Diabetic nephropathy is commonly observed in patients with diabetes and is usually first observed as an increase in protein levels found in the urine. Studies in Zucker fatty rats show HP 228-treated animals have significantly lower levels of urinary protein relative to placebo-treated animals. These data support the rationale for the Company's hypothesis that HP 228 could be an effective therapeutic agent for the treatment of Type II diabetes and obesity. In 1996, the Company initiated and completed a preliminary dose tolerance study of HP 228 in obese Type II diabetes patients. The results of the study show no significant safety concerns in the 17 patients who received HP 228. The Company plans to initiate an additional trial in this patient population in 1997.

         A U.S. patent has been issued to the Company for the composition of matter of HP 228 and certain uses of the compound. The patent expires in 2013. The Company has filed patent applications for additional uses of HP 228, including treatment of diabetes and obesity.

Inflammatory Disease and Other Indications

         Cytokines have numerous roles in the normal processes of defense from infection and injury. They are produced in concert with other cellular proteins in patterns characteristic of the specific stimulus or disease. Clinical research has confirmed that a disruption in the delicate balance of inhibitory and excitatory cytokine activity is closely associated with the pathogenesis of cytokine-related disorders, as well as a host of autoimmune conditions. Conditions which fall into this category include rheumatoid arthritis, chronic and acute pain, and chemotherapeutic toxicities that are cytokine mediated.

         Four cytokines that play an important role in the inflammatory disease process are interleukin-1 ("IL-1"), interleukin-6 ("IL-6"), interleukin-8 ("IL-8") and tumor necrosis factor-alpha ("TNF-[infinite]"). IL-10 is one of several naturally-occurring anti-inflammatory cytokines that blocks the activation of many of the inflammatory cytokines, including TNF-[infinite], IL-1 and IL-6. The Company believes that its CRAs(TM) modulate the production and action of the inflammatory cytokines IL-1, IL-6, IL-8 and TNF-[infinite] and increase the levels of the anti-inflammatory cytokine IL-10.

         In July 1995, the Company completed a pilot clinical trial in healthy subjects to evaluate the potential of HP 228 to reverse morphine-induced respiratory suppression and evaluate its analgesic potential. In this pilot trial HP 228 demonstrated a measurable level of analgesic activity. The Company plans to initiate a Phase II trial of HP 228 for the treatment of post-operative pain in 1997.

         In March 1995, the Company began a Phase II clinical trial in cancer patients. The study is an evaluation of HP 228's ability to modulate the effects of toxicity induced by chemotherapy in patients with advanced cancer. Enrollment in this Phase II trial has been slow; however, enrollment for the first two cohorts of patients has been completed and data from those patients is under evaluation. In the absence of data that indicates a clear therapeutic benefit for HP 228 in these patients, the Company does not intend to enroll additional patients in this trial, nor to initiate new trials in this patient population.

         The Company has a second CRA(TM), HP 466, in the early stages of pre-clinical development. The Company hypothesizes that HP 466 could be an effective therapy for rheumatoid arthritis, a chronic, systemic autoimmune disease, by potentially reducing cytokine levels within the affected joints.


KEY LICENSE AND OTHER TECHNOLOGY ARRANGEMENTS

Torrey Pines Institute for Molecular Studies

         The Company's scientific founder and a Director, Dr. Richard Houghten, is a founder, Director and President of TPIMS. Founded in 1988, TPIMS is a not-for-profit biomedical research institute. Areas of research include organic chemistry, peptide and protein chemistry, neurochemistry and microbiology. TPIMS owns and licenses to the Company technology that is fundamental to the Company's combinatorial chemistry program.

         Pursuant to a Research and Option Agreement (the "TPIMS Agreement"), the Company presently relies upon TPIMS, as an independent contractor, for basic research and laboratory facilities and scientific personnel necessary for the Company to conduct a significant portion of its combinatorial chemistry technology program and synthesis of iterations and individual compounds. In exchange for funding, the Company has an exclusive option for a finite period of time to take a royalty-bearing exclusive license to any technologies or products developed or discovered by TPIMS during the term of the TPIMS Agreement, subject to any non-exclusive rights of the U.S. Government. The TPIMS Agreement obligates TPIMS to devote only at least half of the funding provided by the Company to research related to potential products for the Company, and TPIMS retains complete freedom to select the methods to be used in pursuing its research. TPIMS receives additional research funding from U.S. Government sources, pharmaceutical companies (with the Company's consent) and private donations.

         In December 1995, the TPIMS Agreement was amended to provide the Company an option (the "TPIMS Option") to (1) acquire certain of TPIMS' patent rights and know-how, (2) end the Company's funding obligation to TPIMS (otherwise running through June 1997) and (3) eliminate any future royalty obligations on the Company's part to TPIMS with respect to the acquired patent rights and know-how. Exercise of the TPIMS Option would require the Company to pay TPIMS approximately $1,300,000, provide a 90-day notice period and license back to TPIMS, on a non-exclusive basis, all patent rights and know-how for TPIMS' and its academic collaborators' research purposes on a royalty-free basis. The Company would have a right of first offer to products and technologies discovered or developed by TPIMS using the technology licensed back to TPIMS. In addition, the Company would relinquish license rights to certain compounds discovered by TPIMS which are currently licensed by the Company, but which the Company believes are no longer central to its business. The research portions of the TPIMS Agreement, as well as the TPIMS Option, expire in June 1997. The Company and TPIMS are presently in negotiations regarding an extension of the TPIMS Agreement and an amendment of certain of its terms. In the absence of a satisfactory amendment, the Company intends to exercise the TPIMS Option, although the Company also desires to have a continuing relationship with TPIMS following the exercise of the TPIMS Option. There presently can be no assurance that the Company's relationship with TPIMS will be extended on terms favorable to the Company, if at all. A failure to extend the Company's relationship with TPIMS may have a material adverse effect on the Company.

Dura Pharmaceuticals, Inc.

         In February 1996, the Company entered into a research and development agreement with Dura Pharmaceuticals, Inc. ("Dura"). Dura markets pharmaceuticals for the treatment of respiratory diseases and is developing a dry powder inhalation system for pulmonary delivery of respiratory drugs and other pharmaceuticals. In this collaboration, the Company is committed to provide funding totaling $6,000,000 over four years to seek to apply Dura's proprietary drug delivery technology to Company compounds. Concurrent with the initiation of this collaboration, Dura purchased 775,193 shares of the Company's Common Stock for $5,000,000.

         In 1996, experiments were successfully completed which demonstrated in dogs the bioavailability of HP 228 delivered through Dura's dry powder inhalation system.

         The Company and Dura have agreed to negotiate certain manufacturing and licensing agreements for any Company compounds successfully developed using Dura's technologies. Separately, Dura will have the option to participate in funding the development of, and to receive a commensurate share of the commercial benefits from, respiratory compounds discovered and owned by the Company in the course of its drug discovery efforts.

The Scripps Research Institute

         The Company is the assignee of a license to the method patent covering the Tea Bag technology from Scripps. This license was acquired from the technology's inventor, Dr. Houghten. The Company, under certain circumstances, may be required to pay royalties to Scripps for use of the Tea Bag technology.

Chiron Corporation

         Pursuant to agreements with Chiron Corporation ("Chiron"), in January 1994, the Company and Chiron cross-licensed certain patent rights held by each company related to the synthesis and screening of peptide libraries. The combined cross-licensed portfolios of patent rights provide substantial research platforms and methodologies for developing and screening peptide libraries. The rights granted by the Company to Chiron include rights to utilize the Tea Bag method of synthesis (including synthesis of non-peptide libraries). The Company is required to pay royalties to Chiron on products generated using Chiron's technology.


RESEARCH AND DEVELOPMENT EXPENSES

         The Company incurred research and development expenses totaling approximately $11,781,000, $7,289,000 and $6,524,000 in 1996, 1995 and 1994,
respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.)


EMPLOYEES

         As of March 1, 1997, the Company had 66 full-time employees, including 55 in research and development, and 12 part-time employees. The Company places an emphasis on obtaining the highest available quality of staff. The Company has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including molecular biology, medicinal chemistry and pharmaceutical development. None of the Company's employees are covered by collective bargaining arrangements and management considers relationships with its employees to be good.


RISK FACTORS

         THE COMPANY WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY.


NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

         Drug discovery methods based upon combinatorial chemistry technology are relatively new compared to traditional methods of drug discovery and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products or that the Company will be able to employ these or other methods of drug discovery successfully. The Company's combinatorial biology technology program (conducted through its recently acquired subsidiary, ChromaXome) is at an early stage of development, and there can be no assurance that such technology will be developed or employed successfully. Moreover, the Company's efforts to synthesize compounds through automation are at an early state of development, and there can be no assurance that such automation will work efficiently, be employed successfully or otherwise enhance the Company's ability to engage effectively in drug discovery.

         The types of combinatorial libraries the Company is capable of offering and the nature of the compounds the Company is able to synthesize or have synthesized will, in large part, determine the demand for the Company's drug discovery capabilities. An inability to offer competitive libraries or an inability to synthesize or have synthesized compounds that have actual or potential utility would have a material adverse effect on the Company. Failures in the field of drug discovery, including combinatorial chemistry, could have a material adverse effect on the Company.

DEPENDENCE ON COLLABORATORS

         The Company's strategy for the utilization of its drug discovery technologies and for the development, clinical testing, manufacturing and commercialization of any compounds depends upon the formation of collaborations and arrangements with corporate collaborators, licensors, licensees and others. There may only be a limited number of pharmaceutical and biotechnology companies that would potentially collaborate with the Company. Historically, pharmaceutical and biotechnology companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. Pharmaceutical and biotechnology companies must be convinced that the Company's drug discovery technologies and expertise justify outsourcing these programs to the Company. The amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. Because the Company's arrangements with its collaborators may entail the provision of identical or similar libraries or compounds to multiple parties, there can be no assurance that conflicts will not arise between collaborators as to proprietary rights to particular libraries or as to particular compounds in the Company's libraries. Moreover, the Company's collaborations may be terminated under certain circumstances by its collaborators, which terminations could result in the Company relinquishing rights to products developed jointly with its collaborators. Any such termination could have a material and adverse effect on the Company.

         There can be no assurance that (i) the Company's present or any future collaborators will not pursue their existing or alternative technologies in preference to those of the Company, (ii) any product will be developed and marketed as a result of such collaborations or (iii) the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such current or future collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it will require substantially greater capital to undertake the research, development and marketing of products at its own expense. In addition, the Company may encounter significant delays in developing compounds or find that the development, manufacture or sale of its proposed products is materially and adversely affected by the absence of such collaborative agreements.


EARLY STAGE OF PRODUCT DEVELOPMENT

         To date, the Company has itself developed only one drug candidate (HP
228) that has entered the early stages of human clinical testing. Even though HP 228 has demonstrated indications of efficacy in preclinical models and the results of a preliminary dose tolerance study of HP 228 show no significant safety concerns in the 17 patients who received HP 228, there can be no assurance that it will be demonstrated to be effective in treating human diseases or that it will be demonstrated to be safe in further studies. Enrollment in the Company's Phase II clinical trial of HP 228 in supportive cancer therapy has been slow. Lack of progress or adverse results from the Phase II clinical trials of HP 228 in supportive cancer therapy or with respect to Type II diabetes and obesity could have a material adverse effect on the Company. HP 228 or other compounds, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years even if they are successfully developed and proven to be safe and effective. There can be no assurance that any of the Company's product development efforts will be successfully completed, that a development arrangement with a pharmaceutical partner will be established, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance or profitability.


RELIANCE ON OUTSIDE CONTRACTOR FOR COMBINATORIAL CHEMISTRY

         The Company presently relies upon an independent contractor, TPIMS, for basic research and laboratory facilities and scientific personnel necessary for the Company to conduct a significant portion of its combinatorial chemistry technology program and synthesis of iterations and individual compounds. TPIMS owns, and also holds certain licenses to, technology that is essential to the Company's business. TPIMS is an independent entity and the Company believes TPIMS is not within the control of the Company. The contract between the Company and TPIMS obligates TPIMS to devote only at least half of the funding provided by the Company to research related to potential products for the Company, and TPIMS retains complete freedom to select the methods to be used in pursuing its research.

         The present contract for TPIMS to conduct research for the Company expires in June 1997 (unless terminated earlier by TPIMS). There can be no assurance that this contract can be renewed or replaced, or that any renewal or new arrangement will be made on terms favorable to the Company. The Company presently licenses, and has an option to acquire, certain of TPIMS' patent rights and know-how. In the absence of a satisfactory amendment to the current contract, the Company intends to exercise this option, although the Company desires to have a continuing relationship with TPIMS following any exercise of the option. The failure to enter into a new arrangement with TPIMS on terms favorable to the Company or any discontinuation by TPIMS of its work for the Company could have a material adverse effect on the Company.


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to continue to maintain the competitiveness of its drug discovery technologies and to conduct the costly and time consuming research and preclinical and clinical testing necessary to bring products to market. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products, (iii) progress with preclinical and clinical trials, (iv) the costs involved in developing internal combinatorial chemistry capabilities, (v) the costs involved in developing additional drug discovery technologies, including combinatorial biology and the synthesis of compounds through automation, (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments, (viii) changes in its existing research relationships, (ix) the exercise of the Company's option to acquire certain of TPIMS' patent rights and know-how and (x) effective commercialization activities and arrangements. Although the Company estimates that its existing capital resources will be sufficient to fund its current and planned operations through 1998, there can be no assurance that changes will not occur that would consume available capital resources before such time.

         The Company anticipates that it will be required to raise additional capital over a period of several years in order to conduct its operations. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.


COMPETITION

         The Company is engaged in a highly competitive and rapidly changing industry. The Company competes not only with other combinatorial chemistry companies, but also with companies utilizing other technologies (such as combinatorial biology) for the same objectives. Competition from fully integrated pharmaceutical companies and biotechnology companies and other drug discovery companies is intense and is expected to increase. Many pharmaceutical and biotechnology companies, which represent the largest potential market for the Company's combinatorial chemistry and other drug discovery technologies, have developed or are developing internal combinatorial chemistry and other drug discovery technology programs or have entered into collaborations with companies conducting such programs. Many of these pharmaceutical companies, as compared with the Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing which may be competitive with the Company's efforts. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. There is also competition for access to novel pharmacophores and desirable assays to use for screening of libraries, and any inability of the Company to develop novel pharmacophores or maintain access to a sufficiently broad range of assays for screening potential drugs would have a material adverse effect on the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than the Company, thus rendering the Company's technologies and/or products obsolete, uncompetitive or uneconomical. In combinatorial chemistry and other drug discovery technologies, the Company faces competition based on a number of factors, including size and diversity of libraries, ease of use of libraries, speed and costs of identifying and optimizing potential lead compounds and patent position.

         In addition, products and therapies that will compete directly with any compounds that the Company seeks to develop (such as HP 228) currently exist or are being developed. In product development and marketing, the Company will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.


PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's success will depend in large part on its ability to obtain patents for its methodologies and the compounds and other products, if any, resulting from the application of such methodologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as combinatorial chemistry and combinatorial biology, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that the Company or TPIMS will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the Company's technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by TPIMS for certain aspects of library generation technology (libraries-from-libraries) and the Company with respect to its combinatorial chemistry libraries and certain uses for HP 228, as well as patent applications filed by the Company (through ChromaXome) with respect to certain aspects of the combinatorial biology technologies being developed by the Company (through ChromaXome). There can be no assurance that the patents of, or with respect to which rights have been licensed to, the Company or TPIMS will not be challenged, invalidated or circumvented, or that the rights granted or licensed to the Company or TPIMS will provide proprietary protection or competitive advantages to the Company. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to the Company, the Company's U.S. patent for the composition of matter of HP 228 and certain uses of HP 228, a U.S. patent of TPIMS for certain aspects of the positional scanning technology and a further U.S. patent with respect to which rights have been licensed to TPIMS (on a non-exclusive basis) for other aspects of the positional scanning technology. The U.S. patent on the Tea Bag technology, that the Company believes is important to the Company's business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than the Company) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or the use of certain methodologies relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents or conduct its business.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the fields of combinatorial chemistry, combinatorial biology and other drug discovery technologies and with respect to products and therapies that may have potential uses which are similar to the Company's current research and development areas. The commercial success of the Company will depend in part on the Company's not infringing patents and not breaching the patent and know-how licenses upon which any of the Company's technologies or compounds are based or having such licenses breached or terminated by others. Certain patent applications or patents may conflict with the Company's patent applications and patents either by claiming the same methods or compounds or by claiming methods or compounds which would dominate those of the Company. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the U.S. Patent and Trademark Office ("PTO") so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Any such conflicts could result in a significant reduction of the coverage of the Company's issued or licensed patents and its ability to obtain issuance of significant patent protection from its applications. In addition, if patents are issued to other companies which contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any license is required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, the Company could be prevented from pursuing the development or commercialization of its technologies or potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its technologies or its potential products may have a material adverse impact on the Company.

         Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction or that an alleged infringer would be found to be infringing. Further, with respect to certain technology in-licensed by the Company, the Company does not have the right to control any litigation with respect to such technology. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, merely the uncertainties resulting from institution and continuation of any technology-related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters. If competitors of the Company prepare and file patent applications in the U.S. that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the PTO to determine the priority of the invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or discontinue using the technology.

         The Company also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. The Company attempts to protect its proprietary technology and processes in part through confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance, however, that these agreements will not be breached or terminated, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company, as well as its consultants and research collaborators in their work for the Company, use intellectual property owned by others. Disputes may arise as to the rights in technology resulting from these collaborations and in the related know-how and inventions. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors.


HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         The Company has experienced significant operating losses since inception. For the years ended December 31, 1996, 1995 and 1994, the Company had net losses of approximately $11,688,000, $9,490,000 and $9,052,000, respectively. As of December 31, 1996, the Company had an accumulated deficit of approximately $46,257,000. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as the Company's research and development efforts and preclinical and clinical testing are expanded. The Company expects that its ability to achieve profitability will be dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

GOVERNMENT REGULATION

         The manufacturing and marketing of any products developed by the Company will be subject to regulation for safety and efficacy by governmental authorities in the U.S. and other countries. In the U.S., pharmaceuticals are subject to rigorous regulation by the Food and Drug Administration ("FDA"). The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the U.S. include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility is subject to inspections every two years by the FDA and must comply with current Good Laboratory Practices and Good Manufacturing Practices ("GMP"). To supply products for use in the U.S., foreign manufacturing facilities also must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the pharmaceutical product to volunteers or to patients identified as having the condition for which the pharmaceutical is being tested. The pharmaceutical is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND which detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

         Clinical trials are typically conducted in three sequential phases that may overlap. Phase I consists of the initial introduction of the pharmaceutical into human volunteers, and the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate both clinical efficacy and safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and results of the trials and may order suspension of the trials at any time if there are significant safety issues.

         Results of the preclinical and clinical trials are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including severity of the disease, availability of alternative treatments, and risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials are necessary to gain approval for use of the product for any additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. Failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on this industry.

         For marketing outside the U.S., the Company's collaborators and the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

         Subject to compliance with FDA regulations, the Company plans to undertake extensive clinical testing to determine optimal dose levels and to demonstrate safety and efficacy for CRA(TM) compounds in treating human disease. There can be no assurance that the Company will meet its intended development schedule. There can also be no assurance that the Company will be permitted to continue or undertake new human clinical testing of these potential products or any of the Company's other potential products, or, if permitted, that such potential products will be demonstrated to be safe and efficacious. The Company's lead compounds may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the Company's potential products will ultimately obtain FDA or foreign marketing approval for any indication, that an approved compound will be capable of being produced in commercial quantities at reasonable cost or that these compounds will be successfully marketed. Furthermore, even if approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company.


MANAGEMENT OF GROWTH AND INTERNAL CAPABILITIES; DEPENDENCE ON KEY EMPLOYEES

         The Company has multiple collaborative arrangements, and the Company desires to enter into additional collaborative relationships. The Company must successfully manage these current and prospective collaborative relationships, including maintaining confidentiality of the research being provided for each of these collaborators. In addition, the Company has recently developed certain internal combinatorial chemistry capabilities, has acquired ChromaXome, an early stage combinatorial biology research and development company, and is developing (in collaboration with an external supplier) an automated compound synthesis system. The Company's success will depend in part on the maintenance and further development of such internal chemistry capabilities and operations and the management thereof, as well as the development and management of the business of ChromaXome and the Company's automated compound synthesis program. To further develop its internal chemistry capabilities and otherwise extend development of its molecular diversity technologies (including combinatorial biology and automated compound synthesis), and to pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. These requirements are also expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions.

         The Company is highly dependent on its management and scientific staff. The loss of services of any key individual might significantly delay or prevent the achievement of research, development and business objectives. In addition, the Company relies on consultants and advisors to assist the Company in formulating and implementing its research and development strategy. The Company does not maintain "key person" life insurance on the lives of any officer, employee or consultant of the Company. Retaining and attracting qualified personnel, consultants and advisors is critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so would have a material adverse effect on the Company.


MANUFACTURING

         The Company has no manufacturing facilities and will need to rely on contract manufacturers to produce its compounds. The proposed pharmaceutical products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company were unable to produce internally or to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's human clinical testing schedule would be delayed, resulting in delay in the submission of products for regulatory approval and the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.


RISK OF PRODUCT LIABILITY; POTENTIAL UNAVAILABILITY OF INSURANCE

         The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. The Company does not currently have product liability insurance, and there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities. The Company does have clinical trial liability insurance, but there can be no assurance that the Company will be able to maintain such insurance for any of its clinical trials or that such insurance will provide adequate coverage against potential liabilities.


POTENTIAL LIABILITY REGARDING HAZARDOUS MATERIALS

         The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.


POSSIBLE VOLATILITY OF STOCK PRICE

         The market prices for securities of life sciences companies have been highly volatile and the market has experienced significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products or failures of potential products by the Company or its competitors, developments in the Company's relationships with current or future collaborative partners, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to compounds under development by the Company (including HP 228 or others), regulatory developments in both the U.S. and foreign countries, public concern as to the efficacy of combinatorial chemistry or other new drug discovery technologies, changes in reimbursement policies, general market conditions, as well as quarterly fluctuations in the Company's revenues and financial results and other factors, may have a significant impact on the market price of the Company's Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" may have a material adverse impact on such market price.


ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS AND DELAWARE LAW

         The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power and other rights of the holders of Common Stock. Although the Company has no current plans to issue any shares of preferred stock, the issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and Certificate of Incorporation and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company. In addition, the Company is subject to Section 203 of the General Corporate Law of Delaware which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock (an "interested stockholder") for a period of three years from the date the stockholder becomes an interested stockholder. These provisions, and certain other provisions of the Certificate of Incorporation and the Company's by-laws, may have the effect of delaying or preventing a change of control of the Company without action by the stockholders and, therefore, could adversely affect the price of the Company's Common Stock.


UNCERTAINTY OF PHARMACEUTICAL PRICING AND HEALTHCARE REFORM

         The Company expects that significantly all of its revenues in the foreseeable future will be derived from services and compounds provided to the pharmaceutical and biotechnology industries. Accordingly, the Company's success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for the Company's services and compounds. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. It is uncertain what legislative proposals may be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. To the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of pharmaceutical or biotechnology companies that are actual or prospective collaborators for the Company's services or potential products, the Company's market value, access to financing, business, financial condition and results of operations could be materially and adversely affected.


ITEM 2.  PROPERTIES

         The Company currently leases approximately 28,000 square feet of laboratory and office space at 3550 General Atomics Court, San Diego, California. The Company leases the majority of this space under an operating lease which may last, through a series of six-month renewal options, through March 1998. The balance of this space is leased on a month-to-month basis. The Company is presently exploring options for the relocation of its laboratory and office space.


ITEM 3.  LEGAL PROCEEDINGS

         On October 7, 1996, a complaint was filed in San Diego Superior Court naming the Company, ChromaXome, and the officers and directors of the Company as defendants. The complaint, filed by Michael Dickman and Katie Thompson, the founders of ChromaXome, alleges various contract and tort claims against the defendants, including that the defendants acted wrongfully in connection with the Company's acquisition of ChromaXome to deny Mr. Dickman and Ms. Thompson access to and employment with ChromaXome and to prevent them from obtaining certain consideration in connection with the ChromaXome acquisition. The complaint seeks compensatory and punitive damages from the defendants as well as certain declaratory relief, including an avoidance of certain non-competition provisions applicable to Mr. Dickman and Ms. Thompson as part of the acquisition-related arrangements. The Company believes that the claims of Mr. Dickman and Ms. Thompson are without merit. Moreover, the Company believes it has valid claims, which it has raised, against Mr. Dickman and Ms. Thompson regarding their conduct in connection with the business of ChromaXome. Although there can be no assurances in this regard, the Company believes that the claims of Mr. Dickman and Ms. Thompson, and any related litigation, will have no material adverse effect on the Company. The Company intends to vigorously defend against the claims of Mr. Dickman and Ms. Thompson in any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         ROBERT S. WHITEHEAD, age 46, has served as President and Chief Executive Officer of the Company and as a director of the Company since August 1993. Prior to joining the Company, Mr. Whitehead was Senior Vice President, Commercial Operations, Solvay Pharmaceuticals from February 1992 to April 1993. Before joining Solvay, Mr. Whitehead worked at Searle Pharmaceuticals where, over 13 years, he held such positions as President and General Manager, Searle Canada, from March 1989 to February 1992; Vice President, International Marketing Operations, Director of Marketing, Europe; and Vice President, Sales and Marketing, Searle de Mexico. Mr. Whitehead graduated from Temple University with a degree in pre-medicine.

         MICHAEL J. GREEN, PH.D., age 54, has served as Vice President, Chemistry since February 1996. He is responsible for all Company activities in combinatorial and medicinal chemistry programs. Before joining the Company, Dr. Green held positions with Schering-Plough Research Institute, culminating with his position as a director of chemistry (first in the anti-allergy and anti-inflammatory, and then in the cardiovascular and central nervous system therapy areas). During his 24 years at Schering-Plough, Dr. Green discovered the topical anti-inflammatory corticosteroid, alclometasone dipropionate (Legerderm(R) and Aclovate(R)) and was part of the team that discovered the non-sedating antihistamine, loratadine (Claritin(R)), and also led the discovery efforts of several compounds that were tested clinically in asthma and psoriasis. Dr. Green received his Ph.D. in Organic Chemistry from The University of Sheffield, United Kingdom.

         BERNARD D. KING, M.D., age 48, has served as Executive Vice President, Biological Sciences and Development, since January 1996. Prior to that time, he served as Executive Vice President, Medical and Regulatory Affairs and Strategic Technical Development, since joining the Company in February 1995. He is responsible for direction of pre-clinical and clinical programs and implementation of regulatory strategy as well as identification of development and commercialization strategies for the Company's drug development program. Since August 1, 1996, Dr. King has also been the Chief Executive Officer of ChromaXome. Before joining the Company, Dr. King worked for Advanced Tissue Sciences Company ("ATS") from June 1992 to July 1994, holding positions as President of Segenix, an ATS company, and Vice President, Research and Clinical Development of ATS. From March 1989 to June 1992, Dr. King was Vice President, Worldwide Medical and Regulatory Affairs, with ConvaTec, a Bristol-Myers Squibb Company. Prior to joining the industry, Dr. King served as Assistant Professor of Medicine and Physiology at New York Medical College, Director of the Cardiology Training Program, and was Assistant Director, Cardiac Catheterization Laboratory, at Westchester County (NY) Medical Center. He received his medical degree from Ohio State University and holds specialty certification in both Internal Medicine and Cardiology. He also has an M.B.A. from The Wharton School, University of Pennsylvania.

         TERENCE E. MCMORROW, age 41, has served as Vice President, Finance and Corporate Development since August 1994. He is responsible for licensing, finance, business planning and development activities. Prior to joining the Company in August 1994, Mr. McMorrow held a variety of positions at Searle Pharmaceuticals ("Searle") from 1984 until joining the Company, culminating with his tenure as Searle's Corporate Treasurer. Prior to joining Searle, Mr. McMorrow spent five years at the Ford Motor Company in Detroit in various planning and business assignments. Mr. McMorrow has an undergraduate degree from Boston College and an M.B.A. in Finance and Accounting from The University of Chicago.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information

         The Company's Common Stock is traded on the over-the-counter market (the Nasdaq National Market) under the symbol "HPIP". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated (following the Company's initial public offering of its Common Stock on March 29, 1996, although trading did not commence until April 1, 1996). These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

1996                                                     High             Low
----                                                   --------         ------

Second Quarter..............................          $12 1/4          $8
Third Quarter...............................            8 1/2           4 3/4
Fourth Quarter..............................            7 1/2           3 3/4

1997                                                     High             Low
----                                                   --------         ------

First Quarter (through March 21, 1997)......           $8 1/4           $5

         There were approximately 221 holders of record of the Company's Common Stock as of March 21, 1997. The Company has not paid any cash dividends to date on its Common Stock and does not anticipate any being paid in the foreseeable future.

         Exempt Sales of Securities

         On January 31 and February 7, 1996, the Company issued an aggregate of 3,366,670 shares of its Series G Preferred Stock at a price of $3.00 per share for aggregate consideration of $10,100,010.00. Upon the Company's initial public offering of its Common Stock on March 29, 1996, these shares of Series G Preferred Stock converted into 1,565,890 shares of Common Stock at a price per share of Common Stock equivalent of $6.45. The sale of such Series G Preferred Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder ("Rule 506") as a transaction not involving any public offering. An appropriate filing on Form D was made, the recipients represented their intention to acquire the shares for investment only and not with a view to the distribution thereof, appropriate legends were affixed to the certificates representing securities, and all recipients had adequate access, through relationships with the Company, to information about the Company.

         As of February 7, 1996, options to purchase 937,263 shares of the Company's Common Stock were outstanding under certain of the Company's employee stock option plans, and options to acquire 100,890 shares of the Company's Common Stock had been exercised (exercise prices for outstanding and exercised options ranged from $0.37 to $2.15 per share). Such options were granted to certain employees, officers, directors, consultants and advisors to the Company and its former subsidiary, MPS. Following the Company's initial public offering of its Common Stock, Registration Statements on Form S-8 were filed for each of the Company's employee benefit plans providing for the issuance of the Company's Common Stock. Offers and sales of securities prior to the effectiveness of such Registration Statements were deemed exempt from registration under the 1933 Act by virtue of Rule 701 thereunder.

         On June 24, 1996, the Company, ChromaXome, CXC Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Acquisition Corporation"), and the principal stockholders of ChromaXome entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the merger of Acquisition Corporation with and into ChromaXome (the "Merger"), with ChromaXome being the surviving corporation. Pursuant to the Merger, which was consummated on August 1, 1996 following a special meeting of ChromaXome stockholders held on July 23, 1996, (i) the Company acquired all of the outstanding shares of ChromaXome capital stock and (ii) holders of ChromaXome capital stock prior to the Merger may receive, in the aggregate, up to approximately 579,510 shares of the Company's Common Stock (subject to the achievement of certain milestones by the business of ChromaXome). In addition, holders of options to acquire ChromaXome capital stock prior to the Merger received options to acquire up to approximately 53,920 shares of the Company's Common Stock (subject to vesting and, in some instances, the achievement of certain milestones by the business of ChromaXome). The number of shares of the Company's Common Stock issued in the Merger was determined by negotiation between the Company and ChromaXome. The issuance of shares of the Company's Common Stock in connection with the Merger was not registered under the 1933 Act in reliance upon the exemption from such registration provided by Rule 506. The Merger entailed the issuance of shares of the Company's Common Stock to a limited number of persons, each of whom was either an "accredited" investor (as defined in Regulation D under the 1933 Act) or sophisticated (alone or with his or her purchaser representative). An appropriate filing on Form D was made, recipients of the Company's Common Stock in the Merger represented their intention to acquire the shares for investment only and not with a view to the distribution thereof, appropriate legends were affixed to the certificates representing securities and all recipients were provided with appropriate information about the Merger and the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The data presented below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (and the notes thereto) contained elsewhere herein.


                                                                       YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                     1996          1995         1994(1)        1993          1992
                                                   --------      --------      --------      --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                      (in thousands, except per share data)
Revenues:
  Net sales .....................................  $  4,888      $  1,370      $    315      $  4,468      $  2,669
  Contract research and license fees ............     3,369            --           315            --            --
                                                   --------      --------      --------      --------      --------
          Total revenues ........................     8,257         1,370           630         4,468         2,669
Costs and expenses:
  Costs of sales ................................     2,025         1,313           249         2,742         2,119
  Research and development ......................    11,781         7,289         6,524         5,759         4,101
  Acquired in-process research and development ..     2,585            --            --            --            --
  Selling, general and
     administrative .............................     4,191         2,722         2,319         3,728         3,785
                                                   --------      --------      --------      --------      --------
          Total costs and expenses ..............    20,582        11,324         9,092        12,229        10,005
                                                   --------      --------      --------      --------      --------
Loss from operations ............................   (12,325)       (9,954)       (8,462)       (7,761)       (7,336)
Other income (expense):
  Loss on investment ............................      (534)           --            --            --            --
  Interest income ...............................     1,274           136            77            41            59
  Interest expense ..............................      (103)          (86)         (110)         (245)          (67)
  Corporate joint venture .......................        --           414          (557)           --            --
                                                   --------      --------      --------      --------      --------
Net loss ........................................  $(11,688)     $ (9,490)     $ (9,052)     $ (7,965)     $ (7,344)
                                                   ========      ========      ========      ========      ========
Net loss per share(2) ...........................  $   (.95)     $  (1.00)     $  (1.04)     $  (1.15)     $  (1.27)
                                                   ========      ========      ========      ========      ========
Shares used in computing
  net loss per share(2) .........................    12,340         9,647         8,890         7,072         5,933
                                                   ========      ========      ========      ========      ========



                                                                               DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                         1996          1995         1994          1993          1992
                                                      ----------    ---------     --------      --------      --------
CONSOLIDATED BALANCE SHEET DATA:                                               (in thousands)
Cash, cash equivalents and short-term investments ..  $ 27,443      $  1,161      $    516      $    366      $    742
Working capital ....................................    22,482        (2,345)         (721)         (546)          787
Total assets .......................................    30,513         2,746         1,882         3,045         2,967
Notes payable and obligations under capital
  leases, less current portion .....................       633           470           647         1,037           321
Series One Redeemable Preferred Stock ..............        --         2,772         2,604         2,436         2,268
Accumulated deficit ................................   (46,257)      (34,522)      (24,865)      (15,645)       (7,512)
Total stockholders' equity (net capital
  deficiency) ......................................    24,156        (4,375)       (2,799)       (2,139)         (316)


----------

(1) The 1994 results do not include revenues from the Company's former subsidiary, MPS, as substantially all of MPS's assets were transferred to a separate entity, Chiron Mimotopes Peptide Systems, LLC, as of January 1, 1994; however, the separate entity was dissolved and certain assets were transferred to MPS beginning April 1, 1995. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

(2) See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein for information concerning the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH BELOW AND IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K UNDER THE CAPTION "RISK FACTORS," THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Item 6 - Selected Financial Data" and the Consolidated Financial Statements of the Company (and notes thereto) contained elsewhere herein.


OVERVIEW

         The Company is a drug discovery company utilizing combinatorial chemistry and other technologies to pursue the discovery of novel, small molecule drug therapies. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates.

         The Company leverages its technology platform by entering into pharmaceutical alliances, enabling partners to access the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and does not anticipate having net income in the next several years. As of December 31, 1996, the Company's accumulated deficit was approximately $46,257,000.

         Effective February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of MPS to a company formed by Richard A. Houghten, Ph.D. Dr. Houghten is the scientific founder of the Company and a member of the Company's Board of Directors. In exchange for the shares of MPS, the Company received $500,000 in cash, short-term promissory notes (payable in 1997) for an additional $1,000,000 and the right to receive payments of at least $250,000 on each of February 28, 2000, 2001 and 2002. (See Note 10 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.) From January 1, 1994 until March 31, 1995, substantially all of the assets of MPS resided in a limited liability company, Chiron Mimotopes Peptide Systems, LLC ("CMPS"), formed by the Company and Chiron and in which the Company maintained a minority ownership position. As of March 31, 1995, CMPS was dissolved and certain assets were transferred to MPS. (See "Item 1 - Key License and Other Technology Arrangements - Chiron Corporation" above and Note 2 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

         Effective August 1, 1996, the Company acquired all the outstanding shares of ChromaXome in exchange for 193,170 shares of the Company's Common Stock and options to acquire 27,660 shares of the Company's Common Stock, resulting in a charge of $1,304,000 to acquired in-process research and development. In addition to the issuance of shares at the time of acquisition, the Company also committed to issue additional shares of the Company's Common Stock to former ChromaXome stockholders and additional options to acquire shares of the Company's Common Stock to consultants upon the achievement of certain scientific and business milestones by the business of ChromaXome (representing, in the aggregate, up to an additional approximately 386,340 shares and options to acquire up to an additional approximately 26,260 shares). At December 31, 1996, the Company determined that certain milestones should be deemed met, which resulted in an additional charge of $1,281,000 to acquired in-process research and development (relating to approximately 245,000 shares of the Company's Common Stock, including options to acquire 3,000 shares, which will be distributed in April 1997). (See Note 3 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         The Company recorded revenues of approximately $8,257,000, $1,370,000 and $630,000 in 1996, 1995 and 1994, respectively. Revenues for 1996 include $3,369,000 recorded as the result of the one-time receipt of 275,000 shares of common stock of Magainin Pharmaceuticals, Inc. ("Magainin") in exchange for a royalty interest in Magainin's lead compound, MSI-78. The balance of 1996 revenues and revenues in 1995 were derived principally from the sale of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, MPS (accounting for approximately $2,507,000 in 1996 and $1,077,000 in 1995), along with revenues from collaborative research agreements (accounting for approximately $2,381,000 in 1996 and $293,000 in 1995). Revenues for 1995
reflect MPS operations beginning April 1, 1995 when CMPS was dissolved and certain assets were transferred to MPS. The 1994 operating results do not include revenues from MPS, as substantially all of the assets of MPS were transferred to a separate entity, CMPS, as of January 1, 1994. Excluding revenues derived from MPS (which was sold on February 28, 1997) and revenues recorded as a result of the one-time receipt of common stock from Magainin, the Company's revenues in 1996 were approximately $2,381,000. The Company believes that maintenance of, or growth from, this level of revenues beyond 1997 will require the Company to enter into additional collaborative research agreements (or to expand existing agreements).

         As of December 31, 1996, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $1,761,000. This represents the excess of payments received from research collaborators over the revenue from libraries shipped. These payments are generally not refundable. (See Note 5 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

         Cost of sales were approximately $2,025,000, $1,313,000 and $249,000 in 1996, 1995 and 1994, respectively, and relate primarily to sales made by MPS. The increase in cost of sales from 1994 to 1995 reflects the inclusion of MPS' results commencing in April 1995 (accounting for costs of approximately $1,150,000 in 1995). The increase in 1996 compared to 1995 reflects a full year of operations for MPS (accounting for costs of approximately $1,917,000 in 1996) and an overall increase in cost of sales due to an increase in sales volume.

         The Company incurred research and development expenses totaling approximately $11,781,000, $7,289,000 and $6,524,000 in 1996, 1995 and 1994,
respectively. Increased spending in research and development during 1996 compared to 1995 results primarily from increased funding for the Company's combinatorial chemistry program, largely reflecting the commencement of an internal combinatorial chemistry program. Funding to The Torrey Pines Institute for Molecular Studies ("TPIMS"), the Company's external research partner for combinatorial chemistry technology, was $2,522,000, $2,434,000 and $1,797,000 in 1996, 1995 and 1994, respectively. The President of TPIMS is a member of the Company's Board of Directors. (See "Item 1 - Key License and Other Technology Arrangements - Torrey Pines Institute for Molecular Studies" above.) Research and development expenses for 1996 include $1,785,000 for the Company's collaboration with Dura (this collaboration was initiated in February 1996). The Chairman of the Board of Directors of the Company is a member of the Board of Directors of Dura, and Dura's Chairman and Chief Executive Officer is a member of the Company's Board of Directors. The Company's President and Chief Executive Officer, who is also a Director of the Company, is a member of the Board of Directors of a research and development affiliate of Dura. The Company expects to incur continued and substantial increases in research and development expenses relating to combinatorial chemistry, product development and clinical trials, as well as for the development of the combinatorial biology and related technologies acquired through the acquisition of ChromaXome and development of other drug discovery technologies.

         In connection with the acquisition of ChromaXome, in August 1996 the Company recorded an expense of $1,304,000 related to acquired in-process research and development. In December 1996, the Company recorded an additional $1,281,000 to acquired in-process research and development related to the deemed achievement of certain milestones by the business of ChromaXome. The Company may record additional charges in the future to acquired in-process research and development in connection with the achievement of certain business milestones by ChromaXome.

         The Company's selling, general and administrative expenses total approximately $4,191,000, $2,722,000 and $2,319,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These expenses include administrative salaries and legal, finance and corporate development expenses. Selling, general and administrative expenses for 1996 increased compared to 1995 primarily due to higher legal costs incurred for litigation, patents and corporate development activities, amortization of deferred compensation and costs associated with being a public company. Selling, general and administrative expenses are expected to increase as the Company's research activities increase.

         In 1996, the Company recognized a loss on investment of $534,000 related to the sale of 225,000 shares of Magainin common stock.

         As the result of higher cash balances (resulting from sales of the Company's stock, including the Company's initial public offering), the Company's interest income increased to approximately $1,274,000 for the year ended December 31, 1996 compared to $136,000 and $77,000 for 1995 and 1994, respectively.

         In 1994, the Company wrote down its investment in CMPS by $557,000 to reflect its equity share of losses from CMPS. The Company recorded other income of $414,000 from the return of certain assets in connection with the dissolution of CMPS in 1995.

         As of December 31, 1996, the Company had federal and California income tax net operating loss carryforwards of approximately $37,075,000 and $6,362,000, which will begin to expire in 2007 and 1998, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $1,435,000 and $754,000, respectively, which will begin to expire in 2007 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period, which occurred in April 1996. However, the Company's management does not anticipate that such limitation would materially affect the Company's ability to utilize the net operating loss and tax credit carryforwards. (See Note 9 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling approximately $27,443,000 compared with $1,161,000 at December 31, 1995 and $516,000 at December 31, 1994.

         In April 1996, the Company closed its initial public offering of 3,795,000 shares of its Common Stock raising net proceeds of $27,343,000. Prior to its initial public offering, the Company funded its operations primarily through private placements of its Preferred Stock, raising approximately $39,359,000 in net proceeds from such issuances.

         During 1996, the Company used approximately $9,600,000 of cash to fund operations. Additionally, proceeds from the sale of the Company's Preferred and Common Stock were used to redeem the Company's Series One Redeemable Preferred Stock, resulting in a cash disbursement of $2,818,000, and to purchase short-term investments of approximately $11,100,000.

         The Company has financed a significant amount of its equipment purchases through a master lease line of credit. The Company has exhausted its master lease line of credit and is presently in negotiations to obtain additional leaseline financing.

         The Company's research and development commitments include a research agreement with TPIMS which expires in June 1997. Under that agreement the Company is committed to spend approximately an additional $800,000 prior to July 1997. In addition, the Company's research agreement with Dura commits the Company to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and the Company's CRAs(TM). As of December 31, 1996, $1,078,000 had been funded under the Dura agreement.

         The Company has an option to acquire certain technology from TPIMS which expires in June 1997. The Company presently intends to exercise this option, which will require a cash payment of approximately $1,300,000 from the Company to TPIMS.

         Pursuant to a drug discovery collaboration with Novo Nordisk A/S, the Company received $2,000,000 in February 1996 as an advance payment of library access fees and received an additional $2,000,000 in February 1997. Payments have been treated as deferred revenue and are recognized as revenue as libraries are shipped.

         Effective December 31, 1996, the Company entered into a drug discovery collaboration and license agreement with Chugai Biopharmaceuticals, Inc. Under the terms of the agreement, the Company received, as an advance towards future library access charges, an upfront payment in January 1997 of $1,250,000 and will receive an additional payment of $1,000,000 in December 1997. In addition, the Company may receive milestone and royalty payments on products discovered and subsequently developed and marketed by Chugai Biopharmaceuticals, Inc.

         The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financings. The Company also intends to seek equipment lease financing to fund future capital expenditures. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There can be no assurances, however, that such collaboration arrangements, or any public, private or equipment lease financings, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

         The Company estimates that its existing capital resources, together with facility and equipment financing, will be sufficient to fund its current and planned operations through 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Company's Consolidated Financial Statements (and notes thereto) and supplementary data required by this item and set forth at the pages indicated in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors" appearing in the Proxy Statement to be filed on or about April 30, 1996 is incorporated herein by reference.

(b) Identification of Executive Officers. The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be filed on or about April 30, 1996 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information under the headings "Election of Directors - Compensation of Directors," "Executive Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation - Compensation Committee Interlocks and Insider Participation" appearing in the Proxy Statement to be filed on or about April 30, 1996 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be filed on or about April 30, 1996 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the headings "Election of Directors," "Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement to be filed on or about April 30, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) DOCUMENTS FILED AS PART OF THIS REPORT:


         (1)      Financial Statements

         The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-K:

         Report of Ernst & Young LLP,
         Independent Auditors.............................................  F-2

         Consolidated Balance Sheets at December
         31, 1996 and 1995................................................  F-3

         Consolidated Statements of Operations for
         each of the three years in the period
         ended December 31, 1996..........................................  F-4

         Consolidated Statements of Stockholders'
         Equity (Deficit) for each of the
         three years in the period ended
         December 31, 1996................................................  F-5

         Consolidated Statements of Cash Flows
         for each of the three years in the
         period ended December 31, 1996...................................  F-6

         Notes to Consolidated Financial
         Statements.......................................................  F-7


         (2)      Financial Statement Schedules

         Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.


         (3) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified with an asterisk ("*") in the table of exhibits set forth below at item 14(c).

(B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.


(C) EXHIBITS

         The exhibits listed below are required by Item 601 of Regulation S-K.


EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
-------       -----------------------

2.1(1) Agreement and Plan of Reorganization dated as of June 24, 1996 by and among the Registrant, ChromaXome, CXC Acquisition Corporation, Katie A. Thompson, Michael C. Dickman, Robert E. Leach and Donna
              C. Leach.

2.2+(4) Stock Purchase Agreement dated as of February 28, 1997 among the Registrant, Multiple Peptide Systems, Inc., RAH Acquisition Corp. and Richard A. Houghten, Ph.D.

3.3(2)        Restated Certificate of Incorporation of the Registrant.

3.4           Amended and Restated Bylaws of the Registrant.

4.1           Reference is made to Exhibits 3.3 and 3.5.

10.1(2) Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

*10.2(2)      Amended and Restated 1992 Stock Plan of the Registrant (the "1992
              Plan").

*10.3(2)      Forms of agreements under the 1992 Plan.

*10.4(2)      1995 Stock Plan of the Registrant (the "1995 Plan").

*10.5(2)      Forms of agreements under the 1995 Plan.

*10.6(3)      1996 Incentive Stock Plan of the Registrant (the "1996 Plan").

*10.7(2)      1996 Employee Stock Purchase Plan.

10.8(2)       Form of Agreement Regarding Confidentiality and Non-Competition.

*10.9(2)      The 401(k) Plan of the Registrant, as amended.

*10.10+(2)    Officers & Associates Bonus Plan (May 1995 - June 1996).

*10.11(2)     Executive Employment Agreement between Robert S. Whitehead and the
              Registrant dated August 16, 1993.

*10.12(2)     Promissory Note in the initial principal amount of $100,000 dated
              March 11, 1994 made by Robert S. Whitehead in favor of the Registrant.

10.26(2) Standard Industrial Lease between General Atomics and the Registrant dated February 9, 1996.

10.28(2) Master Equipment Lease Agreement No. 8020 between Dominion Ventures, Inc. and the Registrant dated October 7, 1992, with amendments.

10.29+(2)     April 11, 1985 License Agreement between The Scripps Clinic and
              Research Foundation and Richard Houghten (re: "Means for
              Sequential Solid Phase Organic Syntheses and Methods Using the
              Same; Patent Disclosure #85-35)-- the "Tea Bag" License Agreement, including assignments to the Registrant.

10.30+(2)     Research and Option Agreement dated as of July 1, 1992, between
              Torrey Pines Institute for Molecular Studies and the Registrant.

10.31+(2)     April 30, 1995 Amendment to Research and Option Agreement between
              Torrey Pines Institute for Molecular Studies and the Registrant.

10.32+(2)     December 30, 1995 Second Amendment to Research and Option
              Agreement between Torrey Pines Institute for Molecular Studies and the Registrant.

10.33+(2)     January 1, 1994 License and Option to License Agreement between
              Chiron Corporation, Chiron Mimotopes Pty Ltd. and the Registrant.

10.34+(2)     January 1, 1994 Sub-License Agreement between Chiron Corporation and the Registrant

10.35+(2)     Letter of Understanding Concerning Licensing Agreements from the
              Registrant to Chiron Corporation and Chiron Mimotopes U.S. dated
              December 15, 1994.

10.36+(2)     March 31, 1995 Heads of Agreement Contract between Chiron
              Corporation, the Registrant, Multiple Peptide Systems, Chiron
              Mimotopes U.S. and Chiron Mimotopes Peptide Systems L.L.C.

10.46+(2)     Research and Development Agreement dated February 7, 1996 between
              Dura Pharmaceuticals, Inc. and the Registrant.

10.47++       Officers & Associates Bonus Plan (End of 1996 - July 1997).

10.48         Reference is made to Exhibits 2.1 and 2.2.

11.1          Schedule computing net loss per share.

21.1          Subsidiaries of the Registrant.

23.1          Consent of Ernst & Young LLP, Independent Auditors.

24.1          Power of Attorney (included in Signature section of this Report).

27.1          Financial Data Schedule.

----------

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 1, 1996 (Exhibit 1).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-1376) which was declared effective on March 29, 1996 (to the Exhibits of the same numbers in such Registration Statement).

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (Exhibit 10.1).

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 28, 1997 (Exhibit 1).

+ The Registrant has been granted confidential treatment of certain portions of these agreements or arrangements.

++ The Registrant has requested confidential treatment of certain portions of these agreements or arrangements.

(D)      FINANCIAL STATEMENT SCHEDULES.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOUGHTEN PHARMACEUTICALS, INC.

Date:    March 28, 1997                    /s/ Robert S. Whitehead
                                           ------------------------
                                           Robert S. Whitehead
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Whitehead and Terence E. McMorrow, and each one of them, his true and lawful attorney-in-fact, each with full power of substitution, in any and all capacities to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                                TITLE                           DATE
-----------------------     -------------------------------------     ----------------
/s/ Robert S. Whitehead     President and Chief Executive             March 28, 1997
-----------------------     Officer (Principal Executive Officer)
Robert S. Whitehead         and Director

/s/ Terence E. McMorrow     Vice President, Finance and               March 28, 1997
-----------------------     Corporate Development (Principal
Terence E. McMorrow         Financial and Accounting Officer)

/s/ James C. Blair          Chairman of the Board of Directors        March 28, 1997
-----------------------
James C. Blair

/s/ William T. Comer        Director                                  March 28, 1997
-----------------------
William T. Comer

/s/ Gregory J. Forrest      Director                                  March 28, 1997
-----------------------
Gregory J. Forrest

/s/ Cam L. Garner           Director                                  March 28, 1997
-----------------------
Cam L. Garner

/s/ Richard A. Houghten     Director                                  March 28, 1997
-----------------------
Richard A. Houghten

/s/ Harry D. Lambert        Director                                  March 28, 1997
-----------------------
Harry D. Lambert

/s/ Harvey S. Sadow         Director                                  March 28, 1997
-----------------------
Harvey S. Sadow

/s/ Ronald R. Tuttle        Director                                  March 28, 1997
-----------------------
Ronald R. Tuttle

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
HOUGHTEN PHARMACEUTICALS, INC.

  Report of Ernst & Young LLP, Independent Auditors                         F-2

  Consolidated Balance Sheets at December 31, 1996 and 1995                 F-3

  Consolidated Statements of Operations for each of the three years in
    the period ended December 31, 1996                                      F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for each
    of the three years in the period ended December 31, 1996                F-5

  Consolidated Statements of Cash Flows for each of the three years
    in the period ended December 31, 1996                                   F-6

  Notes to Consolidated Financial Statements                                F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Houghten Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Houghten Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghten Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


San Diego, California
February 5, 1997, except for Note 10, as to which the date is February 28, 1997

                         Houghten Pharmaceuticals, Inc.

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                                    DECEMBER 31,
                                                                                   1996       1995
                                                                                --------------------
ASSETS
Current assets:

   Cash and cash equivalents                                                    $ 13,615    $  1,161
   Short-term investments                                                         13,828           -
   Accounts receivable                                                               481         241
   Other current assets                                                              282         132
                                                                                --------------------
Total current assets                                                              28,206       1,534

Property and equipment, at cost:
   Machinery and equipment                                                         2,757       1,390
   Leasehold improvements                                                            426         321
   Furniture and fixtures                                                            229         169
                                                                                --------------------
                                                                                   3,412       1,880
   Less accumulated depreciation and amortization                                 (1,667)       (945)
                                                                                --------------------
                                                                                   1,745         935
Other assets                                                                         562         277
                                                                                --------------------
                                                                                $ 30,513    $  2,746
                                                                                ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                             $    810    $    216
   Accrued compensation                                                              769         341
   Other accrued liabilities                                                       1,951         957
   Current portion of obligations under capital leases                               433         361
   Deferred revenue                                                                1,761       2,004
                                                                                --------------------
Total current liabilities                                                          5,724       3,879

Obligations under capital leases                                                     633         470

Commitments and contingencies

Series One redeemable preferred stock, $.001 par value, 2,100,000 shares authorized, issued and outstanding at December 31, 1995;
   stated at redemption value, plus accrued dividends of $672,000                      -       2,772

Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value:
     Authorized shares - 5,000,000 and 23,125,138 at December 31,
       1996 and 1995, respectively
     Issued and outstanding shares - none and 15,931,493 at December
       31, 1996 and 1995, respectively                                                 -          16
   Common stock, $.001 par value:
     Authorized shares - 40,000,000 and 25,486,638 at December 31,
       1996 and 1995, respectively
     Issued and outstanding shares - 13,368,772 and 310,374 at
       December 31, 1996 and 1995, respectively                                       13           -
   Additional paid-in capital                                                     71,050      30,367
   Common stock issuable                                                           1,281           -
   Deferred compensation                                                          (1,931)       (236)
   Accumulated deficit                                                           (46,257)    (34,522)
                                                                                --------------------
Total stockholders' equity (deficit)                                              24,156      (4,375)
                                                                                --------------------
                                                                                $ 30,513    $  2,746
                                                                                ====================

See accompanying notes.

                         Houghten Pharmaceuticals, Inc.

                      Consolidated Statements of Operations

                      (in thousands, except per share data)

                                                                   YEARS ENDED DECEMBER 31,
                                                      1996             1995          1994
                                                  ------------    ------------    ------------
Revenues:
   Net sales                                      $      4,888    $      1,370    $        315
   Contract research and license fees                    3,369               -             315
                                                  --------------------------------------------
                                                         8,257           1,370             630

Costs and expenses:
   Cost of sales                                         2,025           1,313             249
   Research and development                             11,781           7,289           6,524
   Acquired in-process research and development          2,585               -               -
   Selling, general and administrative                   4,191           2,722           2,319
                                                  --------------------------------------------
                                                        20,582          11,324           9,092
                                                  --------------------------------------------
Loss from operations                                   (12,325)         (9,954)         (8,462)

Other income (expense):
   Loss on investment                                     (534)              -               -
   Interest income                                       1,274             136              77
   Interest expense                                       (103)            (86)           (110)
   Corporate joint venture                                   -             414            (557)
                                                  --------------------------------------------
Net loss                                          $    (11,688)   $     (9,490)   $     (9,052)
                                                  ============================================

Net loss per share                                $       (.95)   $      (1.00)   $      (1.04)
                                                  ============================================

Shares used in computing net loss per share         12,340,000       9,647,000       8,890,000
                                                  ============================================

See accompanying notes.

                         Houghten Pharmaceuticals, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)

                        (in thousands, except share data)

                                          PREFERRED STOCK              COMMON STOCK            ADDITIONAL    COMMON
                                    ---------------------------------------------------------   PAID-IN       STOCK       DEFERRED
                                       SHARES         AMOUNT           SHARES          AMOUNT    CAPITAL     ISSUABLE   COMPENSATION
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1993           9,032,913     $       9       235,057            $  -     $ 13,497        $ -          $ -
   Issuance of Series C preferred
     stock, net of issuance costs
     of $65,391                        4,053,127             4             -               -        8,537          -            -
   Exercise of stock options                   -             -        31,594               -           19          -            -
   Dividends on Series One
     preferred stock at $.08 per
     share                                     -             -             -               -            -          -            -
   Net loss                                    -             -             -               -            -          -            -
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1994          13,086,040            13       266,651               -       22,053          -            -
   Issuance of preferred stock         2,845,453             3             -               -        7,997          -            -
   Exercise of stock options                   -             -        43,723               -           29          -            -
   Deferred compensation for
     issuance of stock options                 -             -             -               -          288          -         (288)
   Amortization of deferred
     compensation                              -             -             -               -            -          -           52
   Dividends on Series One
     preferred stock at $.08 per
     share                                     -             -             -               -            -          -            -
   Net loss                                    -             -             -               -            -          -            -
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1995          15,931,493            16       310,374               -       30,367          -         (236)
   Issuance of preferred stock         3,366,670             3             -               -       10,054          -            -
   Exercise of stock options                   -             -        94,383               -          100          -            -
   Deferred compensation for
     issuance of stock options                 -             -             -               -        2,218          -       (2,218)
   Amortization of deferred
     compensation                              -             -             -               -            -          -          523
   Dividends on Series One
     preferred stock at $.08 per
     share                                     -             -             -               -            -          -            -
   Initial public offering of
     common stock                              -             -     3,795,000               4       27,339          -            -
   Conversion of preferred stock to
     common stock                    (19,298,163)          (19)    8,975,845               9           10          -            -
   Issuance of common stock for
     business acquisition of
     ChromaXome Corp.                          -             -       193,170               -        1,093          -            -
   Recognition of ChromaXome Corp.
     milestones                                -             -             -               -            -      1,281            -
   Unrealized loss on short-term
     investments                               -             -             -               -         (131)         -            -
   Net loss                                    -             -             -               -            -          -            -
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1996                   -       $     -    13,368,772            $ 13     $ 71,050   $  1,281    $  (1,931)
                                      ===========================================================================================

                                      ACCUMULATED
                                         DEFICIT       TOTAL
                                      ---------------------------
                          >
Balance at December 31, 1993          $   (15,644)   $    (2,138)
   Issuance of Series C preferred
     stock, net of issuance costs
     of $65,391                                 -          8,541
   Exercise of stock options                    -             19
   Dividends on Series One
     preferred stock at $.08 per
     share                                   (168)          (168)
   Net loss                                (9,052)        (9,052)
                                      --------------------------
Balance at December 31, 1994              (24,864)        (2,798)
   Issuance of preferred stock                  -          8,000
   Exercise of stock options                    -             29
   Deferred compensation for
     issuance of stock options                  -              -
   Amortization of deferred
     compensation                               -             52
   Dividends on Series One
     preferred stock at $.08 per
     share                                   (168)          (168)
   Net loss                                (9,490)        (9,490)
                                      --------------------------
Balance at December 31, 1995              (34,522)        (4,375)
 Issuance of preferred stock                    -         10,057
   Exercise of stock options                    -            100
   Deferred compensation for
     issuance of stock options                  -              -
   Amortization of deferred
     compensation                               -            523
   Dividends on Series One
     preferred stock at $.08 per
     share                                    (47)           (47)
   Initial public offering of
     common stock                               -         27,343
   Conversion of preferred stock to
     common stock                               -              -
   Issuance of common stock for
     business acquisition of
     ChromaXome Corp.                           -          1,093
   Recognition of ChromaXome Corp.
     milestones                                 -          1,281
   Unrealized loss on short-term
     investments                                -           (131)
   Net loss                               (11,688)       (11,688)
                                      --------------------------
Balance at December 31, 1996          $   (46,257)   $    24,156
                                      ==========================

See accompanying notes.

                         Houghten Pharmaceuticals, Inc.


                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 YEARS ENDED DECEMBER 31,
                                                             1996       1995       1994
                                                         --------------------------------
OPERATING ACTIVITIES
Net loss                                                  $(11,688)  $ (9,490)  $ (9,052)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                             790        434        331
     Realized loss on sale of investment                       534          -          -
     Corporate joint venture                                     -       (414)       557
     License fee income                                     (3,369)         -          -
     Amortization of deferred compensation                     523         52          -
     Acquired in-process research and development            2,374          -          -
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets to and from
       Corporate joint venture in 1995 and 1994:
         Accounts receivable                                  (220)       250         21
         Other current assets                                 (150)       116       (138)
         Accounts payable                                      481        (32)      (116)
         Other accrued liabilities                           1,361        221        384
         Deferred revenue                                     (243)     1,932         72
                                                          -------------------------------
Net cash used in operating activities                       (9,607)    (6,931)    (7,941)

INVESTING ACTIVITIES
Additions to property and equipment, net                      (798)      (134)      (132)
Investment in Corporate joint venture                            -          -        (60)
Cash acquired from (transferred to) corporate joint              -        130        (28)
   venture
Purchase of ChromaXome Corp., net of cash acquired               6          -          -
Purchase of short-term investments, net                    (11,124)         -          -
Other assets                                                  (288)      (205)        12
                                                          -------------------------------
Net cash used in investing activities                      (12,204)      (209)      (208)

FINANCING ACTIVITIES
Principal payments under capital lease obligations            (416)      (244)      (228)
Proceeds from issuance of notes payable                          -          -      1,500
Redemption of preferred stock                               (2,819)         -          -
Issuance of common and preferred stock                      37,500      8,029      7,027
                                                          -------------------------------
Net cash provided by financing activities                   34,265      7,785      8,299
                                                          -------------------------------
Net increase in cash and cash equivalents                   12,454        645        150

Cash and cash equivalents at beginning of year               1,161        516        366
                                                          -------------------------------
Cash and cash equivalents at end of year                  $ 13,615   $  1,161   $    516
                                                          ===============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                    $     87   $     86   $    110
                                                          ===============================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital lease
   obligations                                            $    450   $    185   $    461
                                                          ==============================
Unrealized loss on investment available for sale          $    131   $      -   $      -
                                                          ==============================
Deferred compensation related to stock options            $  2,218   $    288   $      -
                                                          ==============================
Receipt of Magainin common stock in exchange for
   license agreement                                      $  3,369   $      -   $      -
                                                          ==============================
Common stock issued and common stock issuable in
   connection with the purchase of ChromaXome Corp.       $  2,374   $      -   $      -
                                                          ==============================
Dividends on Series One preferred stock at $.08 per
   share                                                  $     47   $    168   $    168
                                                          ==============================

See accompanying notes.

                         Houghten Pharmaceuticals, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Houghten Pharmaceuticals, Inc. (the "Company"), a Delaware corporation, is a drug discovery company utilizing combinatorial chemistry and other technologies to pursue the discovery of novel, small molecule drug therapies. The Company utilizes its combinatorial libraries in research collaborations with other companies, primarily pharmaceutical and biotechnology companies, to discover drug candidates. The Company also conducts an internal drug discovery and development program currently focused on a family of compounds, the most advanced of which is in Phase II clinical trials. The Company's subsidiary, ChromaXome Corporation ("CXC"), was acquired in August 1996 (See Note 3) and is developing a range of technologies to facilitate the discovery of drug leads from natural sources. The Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), was sold in February 1997 and is engaged in the manufacture and sale of peptides and other compounds (See Note 10). Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's success is largely dependent on its ability to enter into collaborations for drug discovery, which utilize the Company's combinatorial chemistry and other drug discovery technologies, and for drug development and commercialization, which are based on drug candidates discovered in internal research programs or through alliances with biotechnology companies.

The Company faces risks associated with companies whose products are in development. These risks include, among others, the Company's need for additional financing to maintain the competitiveness of its combinatorial chemistry and other drug discovery technologies and to complete the research and development and clinical testing necessary to bring products to market. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

                         Houghten Pharmaceuticals, Inc.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. During 1996, the Company began investing in short-term debt securities with original maturities in excess of 90 days, which are presented as short-term investments in the accompanying consolidated balance sheets. The Company applies Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities to value its investments. Under the Statement, the Company classifies its short-term investments as "Available-for-Sale". At December 31, 1996, the cost of cash equivalents and short-term investments exceeded the market value; accordingly, a $131,000 unrealized loss was recorded as a separate component of stockholders' equity. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.


REVENUE RECOGNITION

Contract research is recorded as earned, generally ratably, as research and development activities are performed under the terms of the contract. Payments received in excess of amounts earned are deferred. Revenue from product sales and library access fees are recognized upon shipment.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of three to five years or the lease term. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the remaining lease term or the life of the asset.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred.

                         Houghten Pharmaceuticals, Inc.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for the year ending December 31, 1996. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25.


NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the periods as adjusted for the effects of certain rules of the Securities and Exchange Commission for the period prior to the Company's initial public offering which closed April 3, 1996. The calculation of the shares used in computing net loss per share also includes the shares of preferred stock which converted into shares of common stock upon the closing of the initial public offering, effective April 3, 1996, as if they were converted into common stock as of the original dates of issuance.


2. CORPORATE JOINT VENTURE

Effective January 1, 1994, the Company transferred substantially all tangible assets and certain liabilities having a net carrying value of $497,000 from its wholly-owned subsidiary, MPS, to a newly formed entity, Chiron Mimotopes Peptide Systems, L.L.C. ("CMPS"), a Delaware limited liability company. Chiron Corporation ("Chiron") also transferred certain tangible assets of its peptide product line to CMPS. As of January 1, 1994, CMPS was 25% owned by MPS and 75% owned by Chiron. CMPS engaged in the manufacture and sale of peptides and peptide libraries to the research community.

The Company recorded its investment in the stock of CMPS at the carrying value of the net assets transferred to CMPS and during 1994 advanced $60,000 to CMPS. No gain or loss was recognized on the transfer of net assets. The Company accounted for its investment in CMPS under the equity method and, as a result of operating losses at CMPS, the Company reduced the carrying value of its investment in CMPS to zero.

Effective March 31, 1995, Chiron and the Company determined to cease the operations of CMPS and return the previously contributed technology and certain assets back to the members of CMPS. In connection with the dissolution, the Company agreed to provide

                         Houghten Pharmaceuticals, Inc.

Chiron certain products at no cost and Chiron provided the Company with a $145,000 note payable which was subsequently repaid.

The effect of the transaction on the Company is as follows:

Assets received:
   Cash                                                       $130,000
   Accounts receivable, net                                    449,000
   Other, net                                                   71,000
Cost of products to be provided                               (236,000)
                                                     ----------------------
   Gain on dissolution                                        $414,000
                                                     ======================

The Company also received property and equipment for which no value has been assigned. The net monetary assets received over the cost to provide product to Chiron of approximately $414,000 is reported as other income from corporate joint venture.


3. CHROMAXOME ACQUISITION

Effective August 1, 1996, the Company acquired all the outstanding shares of CXC in exchange for 193,170 shares of the Company's common stock and options to acquire 27,660 shares of the Company's common stock. The Company believes that CXC's technology could provide a cost effective method of discovering novel compound structures.

The Company accounted for the acquisition of CXC using the purchase method of accounting. The purchase price of $1,321,000 consisted of the following: (i) $1,093,000 related to market value of shares and options issued in connection with the transaction, (ii) $100,000 of cash advances to CXC and (iii) transaction costs of approximately $128,000. The purchase price has been allocated to the fair market value of the tangible and intangible assets acquired and liabilities assumed. Substantially all of the purchase price was allocated to acquired in-process research and development which resulted in a charge to operations of $1,304,000 when the transaction was consummated.

                         Houghten Pharmaceuticals, Inc.

The Company is also committed to issue or distribute additional consideration for the CXC acquisition if certain scientific and business milestones are met. The maximum additional consideration if all milestones are met is 412,600 shares of the Company's common stock, including up to approximately 26,260 shares issuable upon the exercise of options. At December 31, 1996, the Company deemed that certain milestones were achieved, and will therefore issue or distribute approximately 245,000 shares of the Company's common stock, including options to acquire approximately 3,000 shares, in April 1997. The fair value of these shares and options resulted in an additional charge of $1,281,000 for acquired in-process research and development in the statement of operations for the year ended December 31, 1996.

On October 7, 1996, a complaint was filed in San Diego Superior Court naming the Company, CXC, and the officers and directors of the Company as defendants. The complaint, filed by Michael Dickman and Katie Thompson, the founders of CXC, alleges various contract and tort claims against the defendants. The complaint seeks compensatory and punitive damages from the defendants as well as certain declaratory relief. The Company believes that the claims of Mr. Dickman and Ms. Thompson are without merit. Moreover, the Company believes it has valid claims, which it has raised, against Mr. Dickman and Ms. Thompson regarding their conduct in connection with the business of CXC. Although there can be no assurances in this regard, the Company believes that the claims of Mr. Dickman and Ms. Thompson, and any related litigation, will have no material adverse effect on the Company. The Company intends to vigorously defend against the claims of Mr. Dickman and Ms. Thompson in any litigation.


4. COMMITMENTS

LEASES

The Company leases its administrative and laboratory facility in San Diego under an operating lease which expires in September 1997. The Company has an option, which it intends to exercise, to extend the lease for six months. The Company also leases certain equipment under operating leases. Rent expense for the years ending December 31, 1996, 1995, and 1994 was $791,000, $431,000 and $336,000
(net of sublease rental income of $24,000, $67,000 and $31,000), respectively.

Equipment acquired under capital leases totaled $1,008,000, $769,000 and $888,000 (net of accumulated amortization of $1,062,000, $645,000 and $342,000)
at December 31, 1996, 1995 and 1994, respectively.

                         Houghten Pharmaceuticals, Inc.

Future minimum payments under capital and operating leases at December 31, 1996 are as follows:

                                                OPERATING        CAPITAL
Years ended December 31                          LEASES          LEASES
-----------------------                         ---------       ---------
1997                                            $698,000        $ 515,000
1998                                              39,000          349,000
1999                                              37,000          214,000
2000                                              24,000          116,000
2001                                                   -           17,000
                                                --------------------------
                                                $798,000        1,211,000
                                                ========        ==========
Less amounts representing interest                               (159,000)
                                                                ----------

Present value of remaining minimum capital lease payments       1,052,000
Less current portion of capital lease obligations                (433,000)
                                                                ---------

Long-term capital lease obligations                              $619,000
                                                                =========


RESEARCH AND DEVELOPMENT AGREEMENTS

The Company has a Research and Option Agreement ("Research Agreement") with The Torrey Pines Institute for Molecular Studies, Inc. ("TPIMS"). The Company provides funding to TPIMS for research undertaken on the Company's behalf. In exchange for the funding, the Company has an option to license all technology developed from research performed in connection with the Research Agreement. Included in research and development expense for the years ended December 31, 1996, 1995, and 1994 is $2,522,000, $2,434,000 and $1,797,000 of funding to
TPIMS, respectively. The Company's scientific founder, who is a director and an officer of the Company, is a founder, director and president of TPIMS. The Research Agreement expires in June 1997. The Company and TPIMS are presently in negotiations regarding an extension of the Research Agreement and an amendment of certain of its terms. Failure to extend the Company's relationship with TPIMS may have a material adverse effect on the Company.

The Company also has research agreements with academic universities and research foundations. Under the agreements, the Company provides funding for expenses incurred on the Company's behalf in connection with research and development work. Included in research and development expense for the years ending December 31, 1996, 1995, and 1994 is approximately $166,000, $216,000 and $326,000, respectively, for funding in connection with the agreements.

                         Houghten Pharmaceuticals, Inc.

5. COLLABORATIVE ARRANGEMENTS

In January 1995, the Company entered into a research and supply agreement with Procter & Gamble, ("P&G") for the purpose of developing and marketing pharmaceutical products for the treatment of a variety of disorders. Under the four-year agreement, the Company granted P&G a license to screen the Company's combinatorial libraries against selected targets on an exclusive basis for the first three years. P&G has an option to extend the exclusivity for the fourth year of screening, which option is exercisable by October 1997. P&G purchased 451,021 shares of the Company's common stock for $3 million and to exercise the option, P&G must purchase an additional $1 million at the then market value of the Company's common stock or make a $1 million payment for library access charges. The Company received $2 million as advance payment towards future library access charges. The Company will grant P&G, under certain conditions, an exclusive worldwide license to develop, use and sell products comprising compounds developed under the research agreement. The Company will receive milestone payments and royalties on products, if any, discovered through the collaboration and subsequently developed and commercialized by P&G.

In February 1996, the Company entered into an agreement with Dura Pharmaceuticals, Inc. ("Dura"). The Company's chairman of the board of directors is a member of the board of directors of Dura and Dura's chairman and chief executive officer is a member of the Company's board of directors. Under the contract, Dura will perform research to apply Dura's drug delivery technology to compounds developed by the Company. The Company is required to make minimum contract payments of $6 million over four years. Payments are due quarterly and must aggregate $2 million in each of the first two years of the contract and $1 million in each of the last two years of the contract. Concurrent with the execution of this contract, Dura purchased 775,193 shares of the Company's common stock for $5 million.

In February 1996, the Company entered into a collaborative arrangement with Novo Nordisk A/S whereby the Company received $2 million for library access charges and received an additional $2 million in February 1997. The Company will also receive milestone and royalty payments on any products discovered and subsequently developed and marketed by Novo Nordisk A/S.

Effective December 31, 1996, the Company entered into a two-year drug discovery collaboration with Chugai Biopharmaceuticals, Inc. ("Chugai"), a subsidiary of Chugai Pharmaceuticals Co., Ltd. Under the terms of the agreement, the Company provides Chugai with combinatorial libraries, which Chugai will screen against a range of targets. The Company received, as advances against future library shipments, $1,250,000 in January 1997 and will receive an additional payment of $1,000,000 in December 1997. In addition, the Company will receive milestone and royalty payments on any products discovered and subsequently developed and marketed by Chugai for a range of

                          Houghten Pharmaceuticals, Inc.

5. COLLABORATIVE ARRANGEMENTS (CONTINUED)

diseases (for which Chugai would have worldwide rights). Chugai and the Company also agreed to jointly develop and jointly own compounds discovered for certain other biological targets. In addition, the Company may develop any compounds discovered in selected Chugai screens, with a royalty obligation to Chugai for any compounds that are commercialized.


6. LICENSE FEE

In September 1996, the Company received 275,000 shares of common stock of Magainin Pharmaceuticals Inc. ("Magainin"), with a then current market value of $3,369,000, in exchange for a royalty interest in Magainin's lead compound MSI-78.

The Company subsequently sold 225,000 shares of the common stock and recognized a loss of approximately $534,000. All remaining shares of Magainin stock were sold in January 1997.


7. STOCKHOLDERS' EQUITY

On April 3, 1996, the Company completed its initial public offering of 3,300,000 shares of common stock at $8.00 per share for total gross proceeds of $26,400,000 and net cash proceeds of $23,660,000. Upon closing of the initial public offering, shares of the Company's preferred stock automatically converted into 8,975,845 shares of common stock and the Company redeemed 2,100,000 shares of the Company's Series One Preferred Stock for $2,819,000 (including cumulative dividends of $719,000) in cash. On April 8, 1996, the Company issued an additional 495,000 shares at a price of $8.00 per share as a result of an over-allotment option exercised by the Underwriters of the initial public offering for net proceeds to the Company of $3,683,000.


COMMON STOCK WARRANTS

At December 31, 1996, the Company had outstanding warrants to purchase 35,437 shares of its common stock at $4.52 per share and 8,118 shares of common stock at $5.91 per share. The warrants expire on April 3, 2001. An aggregate 43,555 shares of common stock have been reserved for issuance upon conversion of common stock purchased upon exercise of the warrants.


STOCK INCENTIVE PLANS

The Company is authorized to issue 937,263 shares of common stock to eligible employees, officer, directors and consultants under the 1992 Stock Option Plan and 1995

                          Houghten Pharmaceuticals, Inc.

 7. STOCKHOLDERS' EQUITY (CONTINUED)

Stock Plan (the "Stock Incentive Plans"). Options under the Stock Incentive Plans provide for the award or sale of stock as well as the grant of incentive and nonstatutory stock options. Terms of the stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors. The exercise price of incentive stock options must equal at least the fair market value on the date of grant and the maximum term of options granted is ten years.

In February 1996, the Board of Directors approved the 1996 Stock Incentive Plan (the "1996 Plan") under which an additional 822,312 shares of common stock are reserved for issuance to eligible employees, directors and consultants of the Company. The 1996 Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights. The 1996 Plan replaces the Company's Stock Incentive Plans (shares available under the Stock Incentive Plans were transferred to the 1996 Plan). All outstanding options under the Stock Incentive Plans will remain exercisable in accordance with their original terms, which are substantially the same terms and conditions specified for option grants under the 1996 Plan.

A summary of the Company's stock option activity, including those issued outside of the plans, and related information for the years ended December 31 follows:

                                          1996                       1995                      1994
                                -------------------------  -------------------------  ------------------------
                                              WEIGHTED                   WEIGHTED                  WEIGHTED
                                               AVERAGE                   AVERAGE                    AVERAGE
                                              EXERCISE                   EXERCISE                  EXERCISE
                                  OPTIONS       PRICE        OPTIONS      PRICE         OPTIONS      PRICE
                                -------------------------  -------------------------  ------------------------

Outstanding beginning of year      614,847     $  0.86        477,680    $  0.73        408,042      $ 0.64
   Granted                         795,856        2.51        194,872       1.13        158,791        0.91
   Exercised                       (93,583)       1.07        (43,723)      0.67        (31,594)       0.59
   Forfeited                      (206,093)       1.02        (13,982)      0.87        (57,559)       0.71
                                -------------              ------------               ------------
Outstanding end of year          1,111,027     $  1.99        614,847    $  0.86        477,680      $ 0.73

Exercisable at end of year         493,394                    302,867                   191,279

Weighted average fair value of
   options granted during the
   year                              $3.97                      $2.29

The Company recorded $2,218,000 of deferred compensation for options granted during the year ended December 31, 1996, representing the difference between the option

                          Houghten Pharmaceuticals, Inc.

7. STOCKHOLDERS' EQUITY (CONTINUED)

exercise price and the deemed fair market value for financial statement presentation purposes. The Company is amortizing the deferred compensation ratably over the vesting period of the options.

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 5.94%; dividend yield of 0%; volatility of 1.06; and a weighted-average expected life of the option of 1 year to 6 years.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's adjusted pro forma information is as follows (in thousands, except for per share information):

                                                        YEAR ENDED
                                                      DECEMBER 31,
                                                    1996         1995
                                                 ----------------------
Adjusted pro forma net loss                      $ (12,321)    $ (9,567)
                                                 ======================

Adjusted pro forma net loss per share            $   (1.00)    $  (1.01)
                                                 ======================


EMPLOYEE STOCK PURCHASE PLAN

In February 1996, the Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") under which 100,000 shares of common stock are reserved for sale to eligible employees. On January 1 or July 1, employees may enroll in the Purchase Plan and purchase stock over a six-month participation period (up to but not exceeding 10% of each employee's earnings). The stock purchase price shall be the lesser of 85% of the fair market value of the stock on the last day before the participation period commences or 85% of the fair market value on the last day of the participation period.


8.  401(K) PLAN

The Company has a 401(k) defined contribution savings and retirement plan (the "Plan"). The Plan is for the benefit of all qualifying employees and permits employee voluntary contributions up to 15% of base salary (as defined) and elective Company matching contributions. Company contributions to the Plan totaled $66,000, $56,000 and $37,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                          Houghten Pharmaceuticals, Inc.

9.  INCOME TAXES

As of December 31, 1996, the Company had federal and California income tax net operating loss carryforwards of approximately $37,075,000 and $6,362,000 respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the fifty percent limitation on California loss carryforwards. The federal and California tax loss carryforwards will begin to expire in 2007 and 1998, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $1,435,000 and $754,000, respectively, which will begin to expire in 2007 unless previously utilized.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period, which occurred in April 1996. However, the Company's management does not anticipate that such limitation would materially affect the Company's ability to utilize the net operating loss and tax credit carryforwards.

Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $17,331,000 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                         DECEMBER 31,
                                                    1996              1995
                                                ------------    -----------

Deferred tax assets:
   Net operating loss carryforwards             $ 13,358,000    $ 9,708,000
   Research and development credits                1,926,000      1,526,000
   Capitalized research and development            1,383,000        895,000
   Other, net                                        664,000        561,000
                                                ---------------------------

Total deferred tax assets                         17,331,000     12,690,000
Valuation allowance for deferred tax assets      (17,331,000)   (12,690,000)
                                                ---------------------------
Net deferred tax assets                         $          -    $         -
                                                ===========================


10. SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

On February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of MPS to RAH Acquisition Corp. ("Newco"), an entity formed by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is the sole stockholder of Newco, and Dr. Houghten is also a founder and a Director of the Company. Prior to the sale of the MPS shares, Dr. Houghten was also the Chief Technical Officer of the Company. In connection with such sale, however, Dr.

                          Houghten Pharmaceuticals, Inc.

10. SALE OF MULTIPLE PEPTIDE SYSTEMS, INC. (CONTINUED)

Houghten resigned as an officer of the Company. In addition to his affiliation with the Company, Dr. Houghten is the founder of MPS and has been an executive officer and Director of that entity, and Dr. Houghten is the founder, an executive officer and a Director of TPIMS.

In exchange for the MPS shares, the Company will receive total cash consideration of $1,500,000 in 1997 and additional payments, on the third, fourth and fifth anniversaries of the sale, amounting to a minimum of $750,000 in the aggregate. As part of the arrangements made in connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS.

At December 31, 1996, the net assets to be sold of MPS approximated $493,000.