Form 10-Q
period 1997-03-31
TREGA BIOSCIENCES INC
filed 1997-05-15
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27972

                             TREGA BIOSCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                             51-0336233
--------------------------------                       -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                 3550 GENERAL ATOMICS COURT, SAN DIEGO, CA 92121
                                 (619) 455-3814
             -------------------------------------------------------
             (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)

                         HOUGHTEN PHARMACEUTICALS, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at April 30, 1997
         -----                               -----------------------------
Common stock, $0.001 par value                         13,427,352

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets at March 31, 1997 and December 31, 1996.......................    3

         Consolidated Statements of Operations for the three months ended
           March 31, 1997 and 1996 ................................................................    4

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1997 and 1996........... .....................................................    5

         Notes to Consolidated Financial Statements................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................    9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................   17

Item 6.  Exhibits and Reports on Form 8-K..........................................................   17

SIGNATURE .........................................................................................   18

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             TREGA BIOSCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



ASSETS                                                                        March 31,        December 31,
------                                                                           1997              1996
                                                                            ---------------    --------------
Current assets:                                                              (Unaudited)
   Cash and cash equivalents                                              $          5,317   $        13,615
   Short-term investments                                                           20,375            13,828
   Accounts receivables                                                                703               481
   Notes receivable                                                                  1,000                 -
   Other current assets                                                                 58               282
                                                                          -----------------  ----------------
Total current assets                                                                27,453            28,206

Property and equipment, net                                                          1,702             1,745
Notes receivable-long-term                                                             541                 -
Other assets                                                                           555               562
                                                                          -----------------  ----------------
                                                                          $         30,251   $        30,513
                                                                          =================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $            886   $           810
   Accrued  compensation                                                               446               769
   Other accrued liabilities                                                           656             1,951
   Current portion of obligations under capital lease                                  367               433
   Deferred revenue                                                                  4,290             1,761
                                                                          -----------------  ----------------
Total current liabilities                                                            6,645             5,724

Obligations under capital leases                                                       492               633

Stockholders' equity Common stock, $.001 par value:
       Authorized shares - 40,000,000
       Issued and outstanding shares - 13,427,352 and 13,368,772 at
          March 31, 1997 and December 31, 1996, respectively.                           13                13
   Additional paid-in capital                                                       71,285            71,050
   Common stock issuable                                                             1,281             1,281
   Deferred compensation, net                                                       (1,766)           (1,931)
   Accumulated deficit                                                             (47,699)          (46,257)
                                                                          -----------------  ----------------
Total stockholders' equity                                                          23,114            24,156
                                                                          -----------------  ----------------
                                                                          $         30,251   $        30,513
                                                                          =================  ================

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                             TREGA BIOSCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   Three months ended
                                                                       March 31,
                                                         -------------------------------------
                                                               1997                 1996
                                                         ----------------     ----------------
                                                                     (unaudited)
Revenues:
     Net sales                                           $           430      $           561
     Contract research and licenses fees                             946                1,004
                                                         ----------------     ----------------
                                                                   1,376                1,565
Costs and expenses:
     Cost of sales                                                   319                  467
     Research and development                                      2,845                2,166
     Acquired in-process research and development                      4                    -
     Selling, general and administrative                           1,291                  795
                                                         ----------------     ----------------
                                                                   4,459                3,428
                                                         ----------------     ----------------
Loss from operations                                              (3,083)              (1,863)
Other income (expense):
     Other income                                                     67                    -
     Interest income                                                 339                   78
     Interest expense                                                (25)                 (26)
     Gain on sale of MPS                                           1,259                    -
                                                         ================     ================
Net loss                                                 $        (1,443)     $        (1,811)
                                                         ================     ================
Net loss per share                                       $         (0.11)     $         (0.19)
                                                         ================     ================
Shares used in computing
     net loss per share                                       13,412,000            9,698,000
                                                         ================     ================


                             See accompanying notes.

                             TREGA BIOSCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Three months ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                             1997            1996
                                                                       ---------------  --------------
                                                                                (unaudited)
OPERATING ACTIVITIES
Net loss                                                               $       (1,443)  $      (1,811)
Adjustments to reconcile net loss to net cash flows
    used for operating activities:
       Depreciation and amortization                                              (70)            119
       Realized loss on sale of investment                                         88               -
       Amortization of deferred compensation                                      165              74
       Gain on sale of MPS                                                     (1,259)              -
       Changes in operating assets and liabilities
         Accounts receivable                                                     (762)            (69)
         Other current assets                                                     112             (31)
         Accounts payable                                                         294             328
         Other accrued liabilities                                             (1,395)            212
         Deferred revenue                                                       2,532           1,046
                                                                       ---------------  --------------
Net cash flows used for operating activities                                   (1,738)           (132)

INVESTING ACTIVITIES
Short term investments                                                         (6,635)              -
Additions to property and equipment, net                                          (85)            (20)
Net proceeds from sale of MPS                                                   1,592               -
Notes receivable                                                               (1,541)              -
Other assets                                                                      (11)           (786)
                                                                       ---------------  --------------
Net cash flows used for investing activities                                   (6,680)           (806)

FINANCING ACTIVITIES
Principal payments under capital lease obligations                               (115)           (116)
Issuance of common and preferred stock                                            235          10,111
                                                                       ---------------  --------------
Net cash flows provided by financing activities                                   120           9,995
                                                                       ---------------  --------------
Net increase (decrease) in cash and cash equivalents                           (8,298)          9,057

Cash and cash equivalents at beginning of period                               13,615           1,161
                                                                       ---------------  --------------
Cash and cash equivalents at end of period                             $        5,317    $     10,218
                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                 $           25   $          23
                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations        $            -   $          26
                                                                       ===============  ==============
Deferred compensation related to stock options                         $            -   $       1,773
                                                                       ===============  ==============


                             See accompanying notes.

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)


1.     BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), formerly Houghten Pharmaceuticals, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.     SIGNIFICANT ACCOUNTING POLICIES

Use Of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

Accounting Standard on Earnings per Share

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirement for calculating primary earnings per share exclude the dilutive effect of stock options. The adoption of this statement is not expected to have a material impact as the Company is currently in a net loss position and therefore stock options and warrants are not included in the computation of earnings per share since their effect is anti-dilutive.

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

4.     COLLABORATIVE ARRANGEMENTS

   In February 1996, the Company entered into a collaborative arrangement with Novo Nordisk A/S whereby the Company received $2,000,000 for library access charges and received an additional $2,000,000 in February 1997. Payments have been treated as deferred revenue and are recognized as revenue as libraries are shipped. The Company will also receive milestone and royalty payments on products discovered and subsequently developed and marketed by Novo Nordisk A/S, if any.

   Effective December 31, 1996, the Company entered into a drug discovery collaboration and license agreement with Chugai Biopharmaceuticals, Inc. ("Chugai"). Under the terms of the agreement, the Company received, as an advance towards future library access charges, an upfront payment in January 1997 of $1,250,000 and the Company will receive an additional payment of $1,000,000 in December 1997. In addition, the Company and Chugai will jointly collaborate on the discovery of compounds for certain therapeutic targets, which would be jointly owned, and the Company will own any compounds that may be discovered using Chugai's screens for certain other therapeutic targets.

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)


5.     SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

   On February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of Multiple Peptide Systems Inc. ("MPS") to RAH Acquisition Corp. ("Newco"), an entity formed by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is the sole stockholder of Newco, and Dr. Houghten is also a founder and a Director of the Company. Prior to the sale of the MPS shares, Dr. Houghten was also the Chief Technical Officer of the Company. In connection with such sale, however, Dr. Houghten resigned as an officer of the Company. In addition to his affiliation with the Company, Dr. Houghten is the founder of MPS and has been an executive officer and Director of that entity, and Dr. Houghten is the founder, an executive officer and a Director of the Torrey Pines Institute for Molecular Studies ("TPIMS").

   In exchange for the MPS shares, the Company received $500,000 in cash in March 1997, short-term promissory notes (payable in 1997) for an additional $1,000,000 and additional payments, on the third, fourth and fifth anniversaries of the sale, amounting to a minimum of $750,000 in the aggregate. As part of the arrangements made in connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS.

   Prior to the Company's sale of the MPS shares, the business of MPS was comprised of manufacturing and marketing certain peptides and other compounds, and the customers of MPS included government entities, universities, research institutions and private companies. The Company had been exploring strategic options regarding MPS.

6.     EVENTS SUBSEQUENT TO MARCH 31, 1997

   Effective April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement (the "Restated Agreement") with the Torrey Pines Institute for Molecular Studies ("TPIMS"). The Restated Agreement provides, among other things, for (i) the assignment of patent rights to the Company for certain technology previously invented at TPIMS, and the elimination of royalties related thereto; (ii) an extension through July 14, 1998, of the existing funded research relationship between the parties, with a further extension through April 14, 2000, at the Company's option, upon agreement of a work plan pertaining to such extension period, and (iii) scientific support from TPIMS for the benefit of the Company in connection with the Company's collaborations with biotechnology and pharmaceutical companies.

   The Company is committed to provide research funding to TPIMS of $1,631,000 for the twelve-month period commencing April 15, 1997. The Company has the option to extend the research relationship with TPIMS for an additional three years for total funding of $2,850,000. In the event the Company elects not to exercise this option, the Company is committed to spend an additional $463,000 for research at TPIMS for the period from April 15, 1998 through July 14, 1998.

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)


6.     EVENTS SUBSEQUENT TO MARCH 31, 1997 (CONTINUED)

   In addition, under the terms of the Restated Agreement, the Company will pay $1,300,000 to TPIMS, plus accrued interest, in connection with the assignment of patent rights to certain technology to the Company and the elimination of the related royalties discussed above. The payment date will be no later than April 14, 2000, but should the Company elect not to exercise the option to extend the agreement described above, then the payment date will be April 14, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-Q are forward-looking statements that involve risks and uncertainties (such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates" and similar expressions). These forward-looking statements are subject to risks and uncertainties, including those set forth below and under the caption "Risk Factors", that could cause actual results to vary materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

   Trega Biosciences, Inc. (the "Company"), formerly Houghten Pharmaceuticals, Inc., is a drug discovery company utilizing combinatorial chemistry and other technologies to pursue the discovery of novel, small molecule drug therapies. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates.

   The Company leverages its technology platform by entering into pharmaceutical alliances, enabling partners to access the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and does not anticipate having net income in the next several years. As of March 31, 1997, the Company's accumulated deficit was approximately $47,699,000.

   Effective February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of its former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), to a company formed by Richard A. Houghten, Ph.D. Dr. Houghten is the scientific founder of the Company and a member of the Company's Board of Directors. In exchange for the shares of MPS, the Company received $500,000 in cash in March 1997, short-term promissory notes (payable in 1997) for an additional $1,000,000 and the right to receive payments of at least $250,000 on each of February 28, 2000, 2001 and 2002. (See Note 5 of Notes to the Company's Consolidated Financial Statements.)

   The Company and its predecessors have been parties to a Research and Option Agreement, as amended, since July 1, 1992, with the Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to give the Company a source of combinatorial libraries and other discoveries to license and exploit in the conduct of its business. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "Restated Agreement"). The Restated Agreement provides, among other things, for (i) the acquisition by the Company of certain technology previously invented at TPIMS, and the elimination of royalties related thereto; (ii) an extension through July 14, 1998, of the existing funded research relationship between the parties, with a further extension through April 14, 2000, at the Company's option, upon agreement of a work plan pertaining to such extension period, and (iii) scientific support from TPIMS for the benefit of the

Company in connection with the Company's collaborations with biotechnology and pharmaceutical companies. (See Note 6 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.).

RESULTS OF OPERATIONS

   The Company recorded revenues of approximately $1,376,000 and $1,565,000 for the quarters ended March 31, 1997 and 1996, respectively. The first quarter revenues for 1997 and 1996 were derived principally from revenues from collaborative research agreements (accounting for approximately $758,000 and $1,004,000 for the first quarters of 1997 and 1996, respectively) along with the sale of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, MPS (accounting for approximately $430,000 and $561,000 for the first quarters of 1997 and 1996, respectively).

   As of March 31,1997, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $4,290,000. This represents the excess of payments received from research collaborators over the revenue recognized from libraries shipped. These payments are generally not refundable.

   Cost of sales were approximately $319,000 and $467,000 for the quarterS ended March 31, 1997 and 1996, respectively, and relate primarily to sales made by MPS. The decrease in cost of sales from 1996 to 1997 is primarily due to an adjustment to estimated royalties payable to TPIMS and the sale of MPS on February 28, 1997.

   The Company incurred research and development expenses totaling approximately $2,845,000 and $2,166,000 for the three months ended March 31, 1997 and 1996, respectively. Increased spending in research and development during the first quarter of 1997 compared to the same period in 1996 results primarily from increased funding for (i) the Company's combinatorial chemistry program, largely reflecting the commencement of an internal combinatorial chemistry program (initiated in February 1996), and (ii) the Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome Corp. ("ChromaXome"), acquired in August 1996). Funding to TPIMS, the Company's external research partner for combinatorial chemistry technology, was $578,000 and $744,000 for the first quarter of 1997 and 1996, respectively. The
President of TPIMS is a member of the Company's Board of Directors. Research and development expenses for the first quarter of 1997 and 1996 include
$500,000 and $178,000, respectively, for the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura) to evaluate delivery of the Company's lead compound HP228, which is in Phase II clinical trials, in Dura's dry powder inhalation system (this collaboration was initiated in February 1996). The Chairman of the Board of Directors of the Company is a member of the Board of Directors of Dura, and Dura's Chairman and Chief Executive Officer is a member of the Company's Board of Directors. The Company's President and Chief
Executive Officer, who is also a Director of the Company, is a member of the Board of Directors of a private research and development company for which Dura performs certain work concerning applications of Dura's drug delivery technology. The Company expects to incur continued and substantial increases in research and development expenses relating to its combinatorial chemistry, product development and clinical trials, as well as for the development of the combinatorial biology technologies acquired through the acquisition of ChromaXome and the development of other drug discovery technologies.

   The Company's selling, general and administrative expenses total approximately $1,291,000 and $795,000 for the three months ended March 31, 1997 and 1996, respectively. These expenses include administrative salaries and legal, finance and corporate development expenses. Selling, general and administrative expenses for the first quarter of 1997 increased compared to the same period in 1996 primarily due to higher legal costs incurred for litigation, patents and corporate development activities and costs associated with being a public company. Selling, general and administrative expenses are expected to increase as the Company's research activities increase.

   As the result of higher cash balances (resulting from sales of the Company's stock, including the Company's initial public offering), the Company's interest income increased to approximately $339,000 for the quarter ended March 31, 1997 compared to $78,000 for the same period in 1996.

   In the first quarter of 1997, the Company recorded a gain of $1,259,000 in connection with the sale of MPS on February 28, 1997. (See Note 5 of Notes to the Company's Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling approximately $25,692,000 compared with $27,443,000 at December 31, 1996.

   The Company's research and development commitments include a research agreement with TPIMS, restated to reflect amendments effective April 15, 1997. Pursuant to the restated agreement, the Company is committed to spend an additional $1,631,000, due in quarterly installments, for the twelve-month period commencing April 15, 1997. The Company has also agreed to pay TPIMS the amount of $1,300,000 under the terms of the restated agreement, plus accrued interest, in connection with the acquisition of certain technology and the elimination of related royalties. The payment date will be no later than April 14, 2000; however, if the Company does not elect to exercise its option to extend the agreement, then the payment date for such $1,300,000 will be on April 14, 1998. (See Note 6 of Notes to the Company's Consolidated Financial Statements)

   In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and the Company's Cytokine Regulating Agents. As of March 31, 1997, $2,178,000 had been funded under the Dura agreement.

   Pursuant to a drug discovery collaboration with Novo Nordisk A/S, the Company received $2,000,000 in February 1996 as an advance payment of library access fees and received an additional $2,000,000 in February 1997. Payments have been treated as deferred revenue and are recognized as revenue as libraries are shipped.

   Effective December 31, 1996, the Company entered into a drug discovery collaboration and license agreement with Chugai Biopharmaceuticals, Inc. ("Chugai") Under the terms of the agreement, the Company received, as an advance towards future library access charges, an upfront payment in January 1997 of $1,250,000 and will receive an additional payment of $1,000,000 in December 1997.

   The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the acquisition or initiation of new research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financings. The Company also intends to seek equipment lease financing to fund future capital expenditures. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There can be no assurances, however, that such collaboration arrangements, or any public, private or equipment lease financings, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

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

RISK FACTORS

   The Company wishes to caution readers that the following important factors, among others detailed from time to time in the Company's filings with the Securities and Exchange Commission (such as the Company's Annual Report on Form 10-K for 1996), in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

   There can be no assurance that (i) the Company's present or any future collaborators will not pursue their existing or alternative technologies in preference to those of the Company, (ii) any product will be developed and marketed as a result of such collaborations or (iii) the Company will be able to negotiate additional collaborative arrangements in the future (or expand or extend existing arrangements) on acceptable terms, if at all, or that such current or future collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it will require substantially greater capital to undertake the research, development and marketing of products at its own expense. In addition, the Company may encounter significant delays in developing compounds or find that the development, manufacture or sale of its proposed products is materially and adversely affected by the absence of such collaborative agreements.

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

RELIANCE ON OUTSIDE CONTRACTOR FOR COMBINATORIAL CHEMISTRY

   The Company presently relies upon an independent contractor, TPIMS, for basic research and laboratory facilities and scientific personnel necessary for the Company to conduct a significant portion of its combinatorial chemistry technology program and synthesis of iterations and individual compounds. TPIMS licenses technology from a third party that is important to the Company's business. TPIMS is an independent entity and the Company believes TPIMS is not within the control of the Company. The contract between the Company and TPIMS permits TPIMS complete freedom to select the methods to be used in pursuing its research. A discontinuation of work by TPIMS for the Company could have a material adverse effect on the Company.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

   The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to continue to maintain the competitiveness of its drug discovery technologies and to conduct the costly and time consuming research and preclinical and clinical testing necessary to bring products to market. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products,
(iii) progress with preclinical and clinical trials, (iv) the costs involved in developing internal combinatorial chemistry capabilities, (v) the costs involved in developing additional drug discovery technologies, including combinatorial biology and the synthesis of compounds through automation, (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments, (viii) changes in its existing research relationships, (ix) the exercise of the Company's option to extend the term of the Company's present agreement with TPIMS and (x) effective commercialization activities and arrangements. Although the Company estimates that its existing capital resources will be sufficient to fund its current and planned operations through 1998, there can be no assurance that changes will not occur that would consume available capital resources before such time.

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

COMPETITION

   The Company is engaged in a highly competitive and rapidly changing industry. The Company competes not only with other combinatorial chemistry companies, but also with companies utilizing other technologies (such as combinatorial biology) for the same objectives. Competition from fully integrated pharmaceutical companies and biotechnology companies and other drug discovery companies is intense and is expected to increase. Many pharmaceutical and biotechnology companies, which represent the largest potential market for the Company's combinatorial chemistry and other drug discovery technologies, have developed or are developing internal combinatorial chemistry and other drug discovery technology programs or have entered into collaborations with companies conducting such programs. Many of these pharmaceutical companies, as compared with the Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing which may be competitive with the Company's efforts. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. There is also competition for access to novel pharmacophores and desirable assays to use for screening of libraries, and any inability of the Company to develop novel pharmacophores or maintain access to a sufficiently broad range of assays for screening potential drugs would have a material adverse effect on the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technologies or products, or achieve earlier product development and commercialization than the Company, thus rendering the Company's technologies and/or products obsolete, uncompetitive or uneconomical. In combinatorial chemistry and other drug discovery technologies, the Company faces competition based on a number of factors, including size and diversity of libraries, ease of use of libraries, speed and costs of identifying and optimizing potential lead compounds and patent position.

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

PATENTS AND PROPRIETARY TECHNOLOGY

   The Company's success will depend in large part on its ability to obtain patents for its methodologies and the compounds and other products, if any, resulting from the application of such methodologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as combinatorial chemistry and combinatorial biology, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that the Company or TPIMS will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the Company's technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by TPIMS for certain aspects of library generation technology (libraries-from-libraries) and the Company with respect to its combinatorial chemistry libraries and certain uses for HP 228, as well as patent applications filed by the Company (through ChromaXome) with respect to certain aspects of the combinatorial biology technologies being developed by the Company (through ChromaXome). There can be no assurance that the patents of, or with respect to which rights have been licensed to, the Company or TPIMS will not be challenged, invalidated or circumvented, or that the rights granted or licensed to the Company or TPIMS will provide proprietary protection or competitive advantages to the Company. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to the Company, the Company's U.S. patent for the composition of matter of HP 228 and certain uses of HP 228, a U.S. patent of TPIMS for certain aspects of the positional scanning technology and a further U.S. patent with respect to which rights have been licensed to TPIMS (on a non-exclusive basis) for other aspects of the positional scanning technology. The U.S. patent on the Tea Bag technology, that the Company believes is important to the Company's business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than the Company) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or for the use of certain methodologies relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents or conduct its business.

   A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the fields of combinatorial chemistry, combinatorial biology and other drug discovery technologies and with respect to products and therapies that may have potential uses which are similar to the Company's current research and development areas. The commercial success of the Company will depend in part on the Company's not infringing patents or rights of third parties, and not breaching the patent and know-how licenses upon which any of the Company's technologies or compounds are based or having such licenses breached or terminated by others. Certain patent applications or patents may conflict with the Company's patent applications and patents, or rights under patent applications and patents of third parties which are licensed to the Company (such as from TPIMS), either by claiming the same methods or compounds or by claiming methods or compounds which would dominate those of or licensed to the Company. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the U.S. Patent and Trademark Office ("PTO") so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Any such conflicts could result in a significant reduction of the coverage of the Company's issued or licensed patents, or rights under patent applications and patents of third parties which are licensed to the Company (such as from TPIMS), and the Company's ability to benefit from the issuance of significant patent protection from the Company's applications or the applications of third parties (such as TPIMS) licensing rights to the Company. In addition, if patents are issued to other companies which contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any license is required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, the Company could be prevented from pursuing the development or commercialization of its technologies or potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its technologies or its potential products may have a material adverse impact on the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

   The Company has experienced significant operating losses since inception. For the years ended December 31, 1996, 1995 and 1994, the Company had net losses of approximately $11,688,000, $9,490,000 and $9,052,000, respectively. For the quarter ended March 31, 1997, the Company recorded a net loss of $1,443,000 and had an accumulated deficit at March 31, 1997 of approximately $47,699,000. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as the Company's research and development efforts and preclinical and clinical testing are expanded. The Company expects that its ability to achieve profitability will be dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

POSSIBLE VOLATILITY OF STOCK PRICE

   The market prices for securities of life sciences companies have been highly volatile and the market has experienced significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products or failures of potential products by the Company or its competitors, developments in the Company's relationships with current or future collaborative partners, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to compounds under development by the Company (such as HP 228), regulatory developments in both the U.S. and foreign countries, public concern as to the efficacy of combinatorial chemistry or other new drug discovery technologies, changes in reimbursement policies, general market conditions, as well as quarterly fluctuations in the Company's revenues and financial results and other factors, may have a significant impact on the market price of the Company's Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" may have a material adverse impact on such market price.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)   Exhibits

      Exhibit No.                   Description
      -----------                   -----------
      27                            Financial Data Schedule


      (b) The Company filed a Form 8-K, dated February 28, 1997, announcing that the Company had sold Multiple Peptides Systems, Inc. ("MPS"), a wholly-owned subsidiary of the Company, effective February 28, 1997. Financial statements were filed as part of this report which included an unaudited pro forma condensed combined balance sheet as of December 31, 1996 and an unaudited pro forma condensed combined statement of operations for the year ended December 31, 1996, giving effect of the sale of MPS by the Company as of December 31, 1996 for the pro forma condensed combined balance sheet and as of January 1, 1996 for the pro forma condensed combined statement of operations.

      (c) The Company filed a Form 8-K, dated May 1, 1997, announcing that the Company changed its name from Houghten Pharmaceuticals, Inc. to Trega Biosciences, Inc., effective May 1, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Trega Biosciences, Inc.


Date: 5/13/97                       /s/  ROBERT S. WHITEHEAD
      -------                       --------------------------------------------
                                    Robert S. Whitehead
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: 5/13/97                       /s/ TERENCE E. McMORROW
      -------                       --------------------------------------------
                                    Terence E. McMorrow
                                    Vice President, Finance and Corporate
                                    Development (Principal Financial
                                    and Accounting Officer)