Form 10-Q
period 1997-06-30
TREGA BIOSCIENCES INC
filed 1997-08-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number: 0-27972

                             TREGA BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   51-0336233
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 3550 GENERAL ATOMICS COURT, SAN DIEGO, CA 92121

                                 (619) 455-3814

      (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                       OUTSTANDING AT JULY 31, 1997
         ------------------------             ----------------------------
         Common stock, $0.001 par                      13,528,626
                 value

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at June 30, 1997 and December 31, 1996.......3

        Consolidated Statements of Operations for the three and six months ended
        June 30, 1997 and 1996. .................................................4

        Consolidated Statements of Cash Flows for the six months ended June 30,
        1997 and 1996............................................................5

        Notes to Consolidated Financial Statements...............................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations............................................................9

                           PART II. OTHER INFORMATION

Item 1  Legal Proceedings.......................................................17

Item 4  Submission of Matters to a Vote of Securityholders......................17

Item 6  Exhibits and Reports on Form 8-K........................................18

SIGNATURE.......................................................................19


                         PART I. FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements

                            TREGA BIOSCIENCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                      June 30,           December 31,
ASSETS                                                                 1997                  1996
                                                                   -----------          -------------
Current assets:                                                    (Unaudited)              (Note)
  Cash and cash equivalents                                        $     8,344          $     13,615
  Short-term investments                                                15,832                13,828
  Accounts receivable                                                       56                   481
  Notes receivable                                                         516                     -
  Other current assets                                                     737                   282
                                                                   -----------          ------------
Total current assets                                                    25,485                28,206

Property and equipment, net                                              2,147                 1,745
Notes receivable-long-term                                                 549                     -
Other assets                                                             1,833                   562
                                                                   -----------          ------------
                                                                   $    30,014          $     30,513
                                                                   ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $       741          $        810
  Accrued  compensation                                                    494                   769
  Other accrued liabilities                                              1,280                 1,951
  Current portion of obligations under capital lease                       171                   433
  Current portion of notes                                                 268                     -
  Deferred revenue                                                       3,841                 1,761
                                                                   -----------          ------------
Total current liabilities                                                6,795                 5,724

Obligations under capital leases                                           428                   633
Long-term notes payable                                                  1,522                     -

Stockholders' equity
  Common stock, $.001 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 13,491,438 and 13,368,772 at
        June 30, 1997 and December 31, 1996, respectively.                  13                    13
  Additional paid-in capital                                            71,402                71,050
  Common stock issuable                                                  1,281                 1,281
  Deferred compensation, net                                            (1,601)               (1,931)
  Accumulated deficit                                                  (49,826)              (46,257)
                                                                   -----------          ------------
Total stockholders' equity                                              21,269                24,156
                                                                   -----------          ------------
                                                                   $    30,014          $     30,513
                                                                   ===========          ============

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                            TREGA BIOSCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                             Three months ended                    Six months ended
                                                                  June 30,                              June 30,
                                                    ----------------------------------    ---------------------------------
                                                         1997                 1996             1997               1996
                                                    ---------------     --------------    ---------------    --------------
                                                               (Unaudited)                                (Unaudited)
Revenues:
   Net sales                                        $             -     $          553      $         430    $        1,113
   Contract research and licenses fees                        2,568                337              3,514             1,342
                                                    ---------------     --------------      -------------    ---------------
                                                              2,568                890              3,944             2,455
Costs and expenses:
   Cost of revenues                                              22                483                341               949
   Research and development                                   3,384              3,003              6,229             5,169
   Acquired in-process research and development                   -                  -                  4                 -
   Selling, general and administrative                        1,620                866              2,911             1,662
                                                    ---------------     --------------      -------------    ---------------
                                                              5,026              4,352              9,485             7,780
                                                    ---------------     --------------      -------------    ---------------
Loss from operations                                         (2,458)            (3,462)            (5,541)           (5,325)
Other income (expense):
   Other income                                                   -                  -                 67                 -
   Interest income                                              392                431                731               510
   Interest expense                                             (56)               (17)               (81)              (43)
   Gain on sale of MPS                                           (4)                 -              1,255                 -
                                                    ---------------     --------------      -------------    ---------------
Net loss                                            $        (2,126)    $       (3,048)     $      (3,569)   $       (4,858)
                                                    ===============     ==============      =============    ===============
Net loss per share                                  $         (0.16)    $        (0.23)     $       (0.27)   $        (0.43)
                                                    ===============     ==============      =============    ===============
Shares used in computing
   net loss per share                                    13,466,000         13,001,000         13,439,000         11,349,000
                                                    ===============     ==============      =============    ===============


                            See accompanying notes.

                            TREGA BIOSCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Six months ended
                                                                            June 30,
                                                                    -----------------------
                                                                       1997         1996
                                                                    --------      --------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net loss                                                            $ (3,569)     $ (4,858)
Adjustments to reconcile net loss to net cash flows
   used for operating activities:
     Depreciation and amortization                                       275           257
     Realized loss on sale of investment                                  88             -
     Amortization of deferred compensation                               330           208
     Gain on sale of MPS                                              (1,255)            -
     Changes in operating assets and liabilities:
       Accounts receivable                                              (115)         (196)
       Other current assets                                             (567)         (263)
       Accounts payable                                                  150           271
       Other accrued liabilities                                        (724)          704
       Deferred revenue                                                2,083           705
                                                                    --------      --------
Net cash flows used for operating activities                          (3,304)       (3,172)

INVESTING ACTIVITIES
Short-term investments                                                (2,092)      (25,540)
Additions to property and equipment, net                                (737)         (135)
Net proceeds from sale of MPS                                          1,592             -
Notes receivable                                                      (1,065)            -
Other assets                                                          (1,427)         (168)
                                                                    --------      --------
Net cash flows used for investing activities                          (3,729)      (25,843)

FINANCING ACTIVITIES
Principal payments under capital lease obligations                      (226)         (179)
Issuance of notes payable                                              1,664             -
Principal payments of notes payable                                      (29)            -
Redemption of preferred stock                                              -        (2,819)
Issuance of common  and preferred stock                                  353        37,469
                                                                    --------      --------
Net cash flows provided by financing activities                        1,762        34,471
                                                                    --------      --------
Net (decrease) increase in cash and cash equivalents                  (5,271)        5,456

Cash and cash equivalents at beginning of period                      13,615         1,161
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  8,344      $  6,617
                                                                    ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                              $     52      $     40
                                                                    ========      ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations     $      -      $     49
                                                                    ========      ========
Deferred compensation related to stock options                      $      -      $  1,847
                                                                    ========      ========


                             See accompanying notes

                            TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), formerly Houghten Pharmaceuticals, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Accounting Standard on Earnings per Share

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirement for calculating primary earnings per share excludes the dilutive effect of stock options. The adoption of this statement is not expected to have a material impact on the Company as it is currently in a net loss position. Therefore, stock options and warrants are not included in the computation of earnings per share because their effect is anti-dilutive.

3. NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of common shares outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the period prior to the Company's initial public offering which ended April 3, 1996. The number of shares used in computing net loss per share also includes the preferred stock which converted into common stock upon the closing of the Company's initial public offering, effective April 3, 1996, as if they were converted into common stock on their original dates of issuance.

4. COLLABORATIVE ARRANGEMENTS

   On June 18, 1997, the Company entered into a Research and Development Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997, for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998 for further research during an additional 12 month period. The research related payments are treated as deferred revenue and recognized as revenues as related work is performed under the contract. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. Under the arrangement, the Company is responsible for screening its small-molecule combinatorial libraries and Ono's compound files for active compounds at the melanocortin 1 receptor. Rights to

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

4.   COLLABORATIVE ARRANGEMENTS (Continued)

commercialize products resulting from the arrangement, if any, will belong to Ono in the Far East, to Ono (and the Company under certain circumstances) in Europe, with the Company holding such rights with respect to North America and the rest of the world.

   Also, on June 16, 1997, the Company entered into an arrangement with Northwest Neurologic, Inc. ("NNL") whereby the Company received a non-exclusive license to patents covering certain melanocortin receptors. In return, NNL received non-exclusive access to a limited number of Trega's combinatorial libraries and a $300,000 license fee of which $175,000 was paid in June 1997 with an additional $125,000 due to NNL in May 1998. Each company will be obligated to pay to the other milestones and royalties on compounds developed and commercialized using licensed technology, if any.

   Effective April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement (the "Restated Agreement") with the Torrey Pines Institute for Molecular Studies ("TPIMS"). The Restated Agreement provides, among other things, for (i) the assignment of patent rights to the Company for certain technology previously invented at TPIMS, and the elimination of royalties related thereto, (ii) an extension, through July 14, 1998, of the existing funded research relationship between the parties, with a further extension through April 14, 2000, at the Company's option, upon agreement on a work plan pertaining to such extension period, and (iii) scientific support from TPIMS for the benefit of the Company in connection with the Company's collaborations with biotechnology and pharmaceutical companies.

   Under the terms of the Restated Agreement, the Company will pay $1,300,000 to TPIMS, plus accrued interest, in connection with the assignment of patent rights to certain technology to the Company and the elimination of the related royalties discussed in (i) above. The payment date will be no later than April 14, 2000, but should the Company elect not to exercise the option to extend the research relationship described above, then the payment date will be April 14, 1998.

   In addition, the Company is committed to provide research funding to TPIMS of $1,631,000, as described in (ii) above, for the twelve-month period commencing April 15, 1997. The Company has the option to extend the research relationship with TPIMS for an additional two years beyond April 15, 1998, for total funding of $2,850,000. In the event the Company elects not to exercise this option, the Company is committed to spend an additional $463,000 for research at TPIMS for the period from April 15, 1998 through July 14, 1998.

   Effective December 31, 1996, the Company entered into a drug discovery, collaboration, and licensing arrangement with Chugai Biopharmaceuticals, Inc. ("Chugai"). Under the terms of this arrangement, the Company received, as an advance towards future library access charges, a payment in January 1997 of $1,250,000, and the Company will receive an additional payment of $1,000,000 in December 1997. This arrangement includes both collaborative and independent research and development activities by the parties utilizing therapeutic targets provided by Chugai and small-molecule combinatorial libraries provided by the Company. Collaborative activities, if successful, will result in the joint ownership by Chugai and the Company, of new compounds directed at certain specified therapeutic targets. Other therapeutic targets are the subject of separate research and development work by each of the parties independent of the other. This work, if successful, will result in the ownership by Chugai and the Company of their own compounds directed at certain identified therapeutic targets which do not conflict with their collaborative activities.

   On February 13, 1996, the Company entered into a collaborative arrangement with Novo Nordisk A/S whereby the Company received $2,000,000 for library access charges and received an additional $2,000,000 in February 1997. Payments have been treated as deferred revenue and are recognized as revenue as libraries are shipped. The Company will also receive milestone and royalty payments on products discovered and subsequently developed and marketed by Novo Nordisk A/S, if any.

5. SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

   On February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of Multiple Peptide Systems, Inc. ("MPS") to RAH Acquisition Corp. ("Newco"), an entity formed by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is the sole stockholder of Newco and is also a founder of the Company. Prior to the sale of the MPS shares, Dr. Houghten also was the Chief Technical Officer of the Company. In connection with such sale, however, Dr. Houghten resigned as an officer of the Company. Dr. Houghten had also been a Director of the Company, but did not stand for re-election at the Annual Meeting of Stockholder's held on June 11, 1997. In addition to his affiliation with the Company, Dr. Houghten is the founder

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

5.   SALE OF MULTIPLE PEPTIDE SYSTEMS, INC. (Continued)

of MPS and has been an executive officer and Director of that entity. Dr. Houghten also is the founder, an executive officer and a Director of TPIMS, a not-for-profit biomedical research institution which performs contract research services for the Company.

   Newco purchased the MPS shares for a purchase price of at least $2.25 million plus interest. Of that amount, $500,000 and $512,421 were received in March and June 1997, respectively. An additional $500,000, plus applicable interest, will be due in December 1997 with further payments due on the third, fourth, and fifth anniversaries of the sale in an aggregate amount of not less than $750,000. As part of the arrangements made in connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS.

   Prior to the Company's sale of the MPS shares, the business of MPS was comprised of manufacturing and marketing certain peptides and other compounds to government entities, universities, research institutions and private companies.

6.   EVENTS SUBSEQUENT TO JUNE 30, 1997

   In July 1997, the Company entered into a $3,000,000 equipment financing line with Lease Management Services, Inc. to fund capital acquisitions through July 1998.

   Also, in July 1997, the Company advanced to its Chief Executive Officer, Robert S. Whitehead, a forgivable loan in the amount of $100,000 due on or before June 11, 2001. Interest on the loan, calculated at prime plus one percent in effect from time to time, is payable quarterly with the principal balance to be forgiven in equal quarterly installments until either the loan is totally forgiven or the total amount of the forgiveness and principal paid in lawful money equals the original principal amount of the note. The note becomes due and payable upon the earlier termination of Mr. Whitehead's employment.

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

OVERVIEW

   Trega Biosciences, Inc. (the "Company"), formerly Houghten Pharmaceuticals, Inc., is a drug discovery company utilizing combinatorial chemistry and other technologies to pursue the discovery of novel, small-molecule drug therapies. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates.

   The Company leverages its technology platform by entering into pharmaceutical alliances, enabling partners to access the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and does not anticipate having net income in the next several years. As of June 30, 1997, the Company's accumulated deficit was approximately $49,826,000.

   Effective February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of its former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), to a company formed by Richard A. Houghten, Ph.D. Dr. Houghten is the scientific founder of the Company. Newco purchased the MPS shares for a purchase price of at least $2.25 million plus interest. Of that amount, $500,000 and $512,421 were received in March and June 1997, respectively. An additional $500,000, plus applicable interest, will be due in December 1997 with further payments due on each of February 28, 2000, 2001 and 2002. (See Note 5 of Notes to the Company's Consolidated Financial Statements.)

    The Company and its predecessors have been parties to a Research and Option Agreement, as amended, since July 1, 1992, with the Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to give the Company a source of combinatorial libraries and other discoveries to license and exploit in the conduct of its business. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "Restated Agreement"). The Restated Agreement provides, among other things, for (i) the acquisition by the Company of certain technology previously invented at TPIMS, and the elimination of royalties related thereto, (ii) an extension through July 14, 1998, of the existing funded research relationship between the parties, with a further extension through April 14, 2000, at the Company's option, upon agreement of a work plan pertaining to such extension period, and (iii) scientific support from TPIMS for the benefit of the Company in connection with the Company's collaborations with biotechnology and pharmaceutical companies. (See Note 4 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

RESULTS OF OPERATIONS

   The Company recorded revenues of approximately $2,568,000 for the second quarter and $3,944,000 for the six-month period ended June 30, 1997, compared with $890,000 and $2,455,000 for the same periods in 1996. The second quarter revenues for 1997 were derived solely from collaborative research agreements while second quarter revenues for 1996 include $553,000 derived from the sale of custom peptides by the Company's former subsidiary, MPS. The remaining $337,000 in second quarter 1996 was generated from the shipment of combinatorial libraries or individual compounds under collaborative agreements. Revenues from collaborative research arrangements for the six months ended June 30, 1997 and 1996 were approximately $3,426,000 and $1,342,000, respectively. Included in contract research revenues for the six months ended June 30, 1997 is $88,000 of grant revenue. The sale of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, MPS, accounted for revenues of approximately $430,000 and $1,113,000 for the first six months of 1997 and 1996, respectively. Revenues recorded for the three months and year-to-date ended June 30, 1997 include $2,000,000 as a license fee pertaining to an agreement with Ono Pharmaceutical Co., Ltd. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

   As of June 30, 1997, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $3,841,000. This represents the excess of payments received from research collaborators over the revenue recognized from libraries shipped. These payments are generally not refundable.

   Cost of sales decreased to approximately $22,000 and $341,000 in the three and six months ended June 30, 1997 from approximately $483,000 and $949,000 for the respective periods in 1996. The decrease in cost of sales from 1996 to 1997 is primarily due to the sale of MPS on February 28, 1997.

   The Company incurred research and development expenses totaling approximately $3,384,000 for the three months ended June 30, 1997 and $6,229,000 for the six months ended June 30, 1997, as compared to $3,003,000 and $5,169,000, respectively, for the same periods in 1996. Increased spending in research and development during the second quarter and first half of 1997 compared to the same periods in 1996 resulted primarily from increased funding for (i) the Company's combinatorial chemistry program, largely reflecting the commencement of an internal combinatorial chemistry program (initiated in February 1996),
(ii) the Company's automation and robotics synthesis program, and (iii) the Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome Corporation ("ChromaXome"), acquired in August 1996). The increased spending for the internal combinatorial chemistry program was partially offset by reduced spending under arrangements with TPIMS (including the Restated Agreement). Funding to TPIMS was $387,000 for the three months and $964,000 for the six months ended June 30, 1997, as compared to $578,000 and $1,322,000, respectively, for the same periods ended June 30, 1996. Research and development expenses for the three and six months ended June 30, 1997 include $500,000 and $439,000, respectively, compared to $607,000 and $785,000 for the same periods in 1996, respectively, for the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura") to evaluate delivery of the Company's lead compound, HP 228, in Dura's dry powder inhalation system. This collaboration was initiated in February 1996 and is a related party transaction. The Company expects to incur continued and substantial increases in research and development expenses relating to its combinatorial chemistry, product development and clinical trials, as well as for the development of the combinatorial biology technologies acquired through the acquisition of ChromaXome and the development of other drug discovery technologies.

   The Company's selling, general and administrative expenses total approximately $1,620,000 and $2,911,000 for the three and six months ended June 30, 1997 as compared to $866,000 and $1,662,000, respectively, for the same periods in 1996. These expenses include administrative salaries and legal, finance and corporate development activities. Selling, general and administrative expenses for the first half of 1997 increased compared to the same period in 1996 primarily due to higher legal costs incurred for litigation, patents and corporate development activities and costs associated with being a public company. Selling, general and administrative expenses are expected to increase as the Company's research and corporate development activities increase.

   The Company's interest income decreased to approximately $392,000 for the second quarter ended June 30, 1997 compared to $431,000 for the same period in 1996 as a result of decreasing cash balances. However, the interest income for the six months ending June 30, 1997 increased overall to $731,000 from $510,000 in the same period in 1996 as the proceeds from the Company's initial public offering were not received until the second quarter of 1996.

   In the first quarter of 1997, the Company recorded a gain of $1,259,000 in connection with the sale of MPS on February 28, 1997. An adjustment of $4,000 to this amount was made in the second quarter 1997, resulting in a final gain of $1,255,000. (See Note 5 of Notes to the Company's Consolidated Financial Statements.)



LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling approximately $24,176,000 compared with $27,443,000 at December 31, 1996.

   In June 1997, the Company entered into a Research and Development Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997, for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998. The research related payments are treated as deferred revenue and recognized as revenues as related work is performed under the contract. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)


   Also, in June 1997, the Company entered into an arrangement with Northwest Neurologic, Inc. ("NNL") whereby the Company received a non-exclusive license to patents covering certain melanocortin receptors. In return, NNL received non-exclusive access to a limited number of Trega's combinatorial libraries and a $300,000 license fee of which $175,000 was paid in June 1997 with an additional $125,000 due to NNL in May 1998. Each company will be obligated to pay to the other milestones and royalties on compounds developed and commercialized using licensed technology, if any. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

   The Company's research and development commitments include a research agreement with TPIMS, restated to reflect amendments effective April 15, 1997. Pursuant to the Restated Agreement, the Company is committed to spend $1,631,000, due in quarterly installments, for the twelve-month period commencing April 15, 1997 of which $473,000 has been paid through June 30, 1997. The Company has also agreed to pay TPIMS the amount of $1,300,000 under the terms of the Restated Agreement, plus accrued interest, in connection with the acquisition of certain technology and the elimination of related royalties. The payment date will be no later than April 14, 2000; however, if the Company does not elect to exercise its option to extend research under the Restated Agreement beyond July 14, 1998, then the payment date for such $1,300,000 will be April 14, 1998. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

   In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and the Company's Cytokine Regulating Agents (such as HP228). As of June 30, 1997, $2,493,000 had been funded under the Dura agreement.

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

   The Company has financed a significant amount of its equipment purchases through a master lease line of credit which had been exhausted in late 1996. In July 1997, the Company obtained a $3,000,000 equipment financing line to fund capital acquisitions through July 1998. This financing line covers up to $475,000 for lab and scientific equipment purchased for cash between September 1996 and March 1997.

   The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the acquisition or initiation of new research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financings. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs.

   The Company estimates that its existing capital resources, together with equipment financing, will be sufficient to fund its current and planned operations through 1998. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

   Drug discovery methods based upon combinatorial chemistry technology are relatively new compared to traditional methods of drug discovery and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products or that the Company will be able to employ these or other methods of drug discovery successfully. The Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome) is at an early stage of development, and there can be no assurance that such technology will be developed or employed successfully. Moreover, the Company's efforts to synthesize compounds through automation are at an early state of development, and there can be no assurance that such automation will work efficiently, be employed successfully or otherwise enhance the Company's ability to engage effectively in drug discovery.

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

DEPENDENCE ON COLLABORATORS

   The Company's strategy for the utilization of its drug discovery technologies and for the development, clinical testing, manufacturing and commercialization of any compounds depends upon the formation of collaborations and arrangements with corporate collaborators, licensers, licensees and others. There may only be a limited number of pharmaceutical and biotechnology companies that would potentially collaborate with the Company. Historically, pharmaceutical and biotechnology companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. Pharmaceutical and biotechnology companies must be convinced that the Company's drug discovery technologies and expertise justify outsourcing these programs to the Company. The amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. Because the Company's arrangements with its collaborators may entail the provision of identical or similar libraries or compounds to multiple parties, there can be no assurance that conflicts will not arise between collaborators as to proprietary rights to particular libraries or as to particular compounds in the Company's libraries. Moreover, the Company's collaborations may be terminated under certain circumstances by its collaborators, which terminations could result in the Company relinquishing rights to products developed jointly with its collaborators. Any such termination could have a material and adverse effect on the Company.

   There can be no assurance that (i) the Company's present or any future collaborators will not pursue their existing or alternative technologies in preference to those of the Company, (ii) any product will be developed and marketed as a result of such collaborations, (iii) the Company will be able to negotiate additional collaborative arrangements in the future (or expand or extend existing arrangements) on acceptable terms, if at all, or (iv) that such current or future collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it will require substantially greater capital to undertake the research, development and marketing of products at its own expense. In addition, the Company may encounter significant delays in developing compounds or find that the development, manufacture or sale of its proposed products is materially and adversely affected by the absence of such collaborative agreements.

EARLY STAGE OF PRODUCT DEVELOPMENT

   To date, the Company has itself developed only one drug candidate (HP 228) that has entered the early stages of human clinical testing. Even though HP 228 has demonstrated indications of efficacy in preclinical models and the results of certain Phase I and II studies have shown no significant safety concerns, there can be no assurance that HP 228 will be demonstrated to be effective in treating human diseases or safe in further trials. Lack of progress, adverse results or discontinuation of the HP 228 clinical programs could have a material adverse effect on the Company. HP 228 or other compounds, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years even if they are successfully developed and proven to be safe and effective. There can be no assurance that any of the Company's product development efforts will be successfully completed, that a development arrangement with a pharmaceutical partner will be established, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance or profitability.

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

   The Company anticipates that it will be required to raise additional capital over a period of several years in order to conduct its operations. Such capital may be raised through research and development agreements with suitable corporate collaborators and public or private financings. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

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

PATENTS AND PROPRIETARY TECHNOLOGY

   The Company's success will depend in large part on its ability to obtain patents for its methodologies and the compounds and other products, if any, resulting from the application of such methodologies, as well as defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as combinatorial chemistry and combinatorial biology, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that the Company or TPIMS will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the Company's technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by the Company on behalf of TPIMS for certain aspects of library generation technology (libraries-from-libraries) and the Company with respect to its combinatorial chemistry libraries and certain uses for HP 228, as well as patent applications filed by the Company (through ChromaXome) with respect to certain aspects of the combinatorial biology technologies being developed by the Company (through ChromaXome). There can be no assurance that the patents of, or with respect to which rights have been licensed to, the Company or TPIMS will not be challenged, invalidated or circumvented, or that the rights granted or licensed to the Company or TPIMS will provide proprietary protection or competitive advantages to the Company. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to the Company, the Company's U.S. patent for the composition of matter of HP 228 and certain uses of HP 228, a U.S. patent of TPIMS for certain aspects of the positional scanning technology and a further U.S. patent with respect to which rights have been licensed to TPIMS (on a non-exclusive basis) for other aspects of the positional scanning technology. The U.S. patent on the Tea Bag technology, that the Company believes is important to the Company's business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than the Company) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or for the use of certain methodologies relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents or conduct its business.

   A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the fields of combinatorial chemistry, combinatorial biology and other drug discovery technologies and with respect to products and therapies that may have potential uses which are similar to the Company's current research and development areas. The commercial success of the Company will depend in part on the Company's not infringing patents or rights of third parties, and not breaching the patent and know-how licenses upon which any of the Company's technologies or compounds are based or having such licenses breached or terminated by others. Certain patent applications or patents may conflict with the Company's patent applications and patents, or rights under patent applications and patents of third parties which are licensed to the Company (such as from TPIMS), either by claiming the same methods or compounds or by claiming methods or compounds which would dominate those of or licensed to the Company. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the U.S. Patent and Trademark Office ("PTO") so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Any such conflicts could result in a significant reduction of the coverage of the Company's issued or licensed patents, or rights under patent applications and patents of third parties which are licensed to the Company (such as from TPIMS), and materially and adversely affect the Company's ability to benefit from the issuance of significant patent protection from the Company's applications or the applications of third parties (such as TPIMS) licensing rights to the Company. In addition, if patents are issued to other companies which contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any license is required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, the Company could be prevented from pursuing the development or commercialization of its technologies or potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its technologies or its potential products may have a material adverse impact on the Company.

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

RELIANCE ON OUTSIDE CONTRACTOR FOR COMBINATORIAL CHEMISTRY

   The Company presently has a relationship with an independent contractor, TPIMS, to conduct a material portion of its combinatorial chemistry technology program and synthesis of iterations of libraries previously developed by TPIMS. TPIMS utilizes technology which is potentially important to the Company, some of which is licensed to TPIMS from a third party. TPIMS is an independent entity and the Company believes TPIMS is not within the control of the Company. The contract between the Company and TPIMS permits TPIMS complete freedom to select the methods to be used in pursuing its research on behalf of the Company. A discontinuation of work by TPIMS for the Company could have a material adverse effect on the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

   The Company has experienced significant operating losses since inception. For the years ended December 31, 1996, 1995 and 1994, the Company had net losses of approximately $11,688,000, $9,490,000 and $9,052,000, respectively. For the six months ended June 30, 1997, the Company recorded a net loss of $3,569,000 and had an accumulated deficit at June 30, 1997 of approximately $49,826,000. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as the Company's research and development efforts and preclinical and clinical testing are expanded. The

Company expects that its ability to achieve profitability will be largely dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 7, 1996, a complaint was filed in San Diego Superior Court naming the Company, ChromaXome, and certain current and former officers and directors of the Company as defendants. The complaint, filed by Michael Dickman and Katie Thompson, the founders of ChromaXome, alleges various contract and tort claims against the defendants, including that the defendants acted wrongfully in connection with the Company's acquisition of ChromaXome to deny Mr. Dickman and Ms. Thompson access to and employment with ChromaXome and to prevent them from obtaining certain consideration in connection with the ChromaXome acquisition. The complaint seeks compensatory and punitive damages from the defendants as well as certain declaratory relief, including an avoidance of certain non-competition provisions applicable to Mr. Dickman and Ms. Thompson as part of the acquisition-related arrangements. The Company believes that the claims of Mr. Dickman and Ms. Thompson are without merit. Moreover, the Company believes it has valid claims, which it has raised, against Mr. Dickman and Ms. Thompson regarding their conduct in connection with the business of ChromaXome. Although there can be no assurances in this regard, the Company believes that the claims of Mr. Dickman and Ms. Thompson, and any related litigation, will have no material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on June 11, 1997 in San Diego, California.

        Item 1. - Election of Directors.

        Each of the nominees listed below was duly elected to the Board of Directors of the Company at the Annual Meeting by the tally indicated:

        Nominee                 Votes in Favor          Votes Withheld
        -------                 --------------          --------------

        Class II
        --------
        Jeremy M. Levin           8,848,035                16,653
        Anders Wiklund            8,851,597                13,091

        Class III
        ---------
        James C. Blair            8,851,697                12,991
        Harry D. Lambert          8,851,697                12,991
        Ronald R. Tuttle          8,851,697                12,991

        Item 2. - Proposal to Increase Number of Shares Available under 1996 Stock Incentive Plan.

        Votes in Favor          Votes Against           Abstain/Nonvotes
        --------------          -------------           ----------------
        5,857,550               309,458                 304,028

        Item 3. - Ratification of the Company's independent auditors.

        Votes in Favor          Votes Against           Abstain/Nonvotes
        --------------          -------------           ----------------
        8,855,613               5,350                   3,725

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit No.         Description
        -----------     -------------------
        (+) 10.1        Restated and Third Amended Research and Option Agreement
                        entered into as of April 15, 1997 between Torrey
                        Pines Institute for Molecular Studies and the Company.

        (+) 10.2        Research and Development Agreement dated as of June 18, 1997 between Ono Pharmaceutical Co., Ltd. and the Company.

            27          Financial Data Schedule

        (+) The Company has requested confidential treatment of certain portions of these documents.

    (b) Reports on Form 8-K
        The Company filed one Form 8-K during the quarter ended June 30, 1997, which Report was dated May 1, 1997 and announced that the Company changed its name from Houghten Pharmaceuticals, Inc. to Trega Biosciences, Inc., effective May 1, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Trega Biosciences, Inc.

Date: 8/14/97               /s/  ROBERT S. WHITEHEAD
                            ------------------------------------------------
                            Robert S. Whitehead
                            President and Chief Executive Officer
                             (Principal Executive Officer)

Date: 8/14/97               /s/ FARIBA F. GHODSIAN, Ph.D.
                            ------------------------------------------------
                            Fariba Ghodsian, Ph.D.
                            Strategic and Financial Advisor and Acting Chief
                            Financial Officer
                            (Principal Financial and Accounting Officer)