Form 10-Q
period 1997-09-30
TREGA BIOSCIENCES INC
filed 1997-11-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                      OUTSTANDING AT OCTOBER 31, 1997
 --------------------------------        -------------------------------
 Common stock, $0.001 par value                     13,831,717

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at September 30, 1997 and
        December 31, 1996.................................................   3

        Consolidated Statements of Operations for the three and nine
        months ended September 30, 1997 and 1996..........................   4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1997 and 1996.................................   5

        Notes to Consolidated Financial Statements........................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  10

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  18

Item 2. Changes in Securities and Use of Proceeds.........................  18

Item 6. Exhibits..........................................................  19

SIGNATURE.................................................................  20

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             TREGA BIOSCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                1997              1996
                                                                           -------------      ------------
                                                                            (Unaudited)          (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                             $       6,580      $     13,615
     Short-term investments                                                       15,894            13,828
     Accounts receivable                                                            --                 481
     Notes receivable                                                                528              --
     Other current assets                                                            717               282
                                                                           -------------      ------------
Total current assets                                                              23,719            28,206

Property and equipment, net                                                        2,595             1,745
Notes receivable-long-term                                                           561              --
Other assets                                                                       1,869               562
                                                                           -------------      ------------
                                                                           $      28,744      $     30,513
                                                                           =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $         581      $        810
     Accrued  compensation                                                           509               769
     Other accrued liabilities                                                     1,368             1,951
     Current portion of debt obligations                                             690               433
     Deferred revenue                                                              4,384             1,761
                                                                           -------------      ------------
Total current liabilities                                                          7,532             5,724

Obligations under capital leases                                                     385               633
Long-term equipment notes payable                                                    979              --
Long-term notes payable                                                            1,523              --

Stockholders' equity Common stock, $.001 par value:
          Authorized shares - 40,000,000
          Issued and outstanding shares - 13,823,028 and 13,368,772 at
              September 30, 1997 and December 31, 1996, respectively                  14                13
     Additional paid-in capital                                                   72,918            71,050
     Common stock issuable                                                           107             1,281
     Deferred compensation, net                                                   (1,436)           (1,931)
     Accumulated deficit                                                         (53,278)          (46,257)
                                                                           -------------      ------------
Total stockholders' equity                                                        18,325            24,156
                                                                           -------------      ------------
                                                                           $      28,744      $     30,513
                                                                           =============      ============

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

                             TREGA BIOSCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)



                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ------------------------------      ------------------------------
                                                            1997              1996              1997              1996
                                                        ------------      ------------      ------------      ------------
                                                                  (Unaudited)                         (Unaudited)
Revenues:
       Net sales                                        $       --        $        609      $        430      $      1,723
       Contract research and licenses fees                     1,437             3,960             4,951             5,301
                                                        ------------      ------------      ------------      ------------
                                                               1,437             4,569             5,381             7,024
Costs and expenses:
       Cost of revenues                                         --                 479               341             1,429
       Research and development                                3,860             3,241            10,088             8,410
       Acquired in-process research and development             --               1,303                 4             1,303
       Selling, general and administrative                     1,341               994             4,253             2,654
                                                        ------------      ------------      ------------      ------------
                                                               5,201             6,017            14,686            13,796
                                                        ------------      ------------      ------------      ------------

Loss from operations                                          (3,764)           (1,448)           (9,305)           (6,772)
Other income (expense):
       Other income                                             --                --                  67              --
       Interest income                                           369               408             1,100               917
       Interest expense                                          (57)              (26)             (138)              (69)
       Gain on sale of MPS                                      --                --               1,255              --
                                                        ------------      ------------      ------------      ------------
Net loss                                                $     (3,452)     $     (1,066)     $     (7,021)     $     (5,924)
                                                        ============      ============      ============      ============
Net loss per share                                      $      (0.25)     $      (0.08)     $      (0.52)     $      (0.49)
                                                        ============      ============      ============      ============

Shares used in computing
       net loss per share                                 13,685,308        13,274,475        13,522,226        11,995,761
                                                        ============      ============      ============      ============

                             See accompanying notes.

                             TREGA BIOSCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
                                                                          (Unaudited)
OPERATING ACTIVITIES
Net loss                                                            $ (7,021)     $ (5,924)
Adjustments to reconcile net loss to net cash flows
      used for operating activities:
          Depreciation and amortization                                  570           436
          Realized loss on sale of investment                             88          --
          Amortization of deferred compensation                          495           341
          Gain on sale of MPS                                         (1,255)         --
          Changes in operating assets and liabilities:
              Accounts receivable                                        (59)         (122)
              Other current assets                                      (539)         (537)
              Accounts payable                                           (10)          238
              Other accrued liabilities                                 (618)          911
              Deferred revenue                                         2,626           229
                                                                    --------      --------
Net cash flows used for operating activities                          (5,723)       (4,428)

INVESTING ACTIVITIES
Short-term investments                                                (2,154)      (21,738)
Additions to property and equipment, net                              (1,423)         (374)
Proceeds from sale of MPS                                                503          --
Purchase of ChromaXome Corp., net of cash acquired                      --               6
Other assets                                                          (1,520)         (306)
                                                                    --------      --------
Net cash flows used for investing activities                          (4,594)      (22,412)

FINANCING ACTIVITIES
Principal payments under capital lease obligations                      (332)         (295)
Proceeds from equipment financing agreement                            1,290          --
Issuance of notes payable                                              1,687            62
Principal payments of notes payable                                      (58)         --
Redemption of preferred stock                                           --          (2,819)
Issuance of common  and preferred stock                                  695        38,572
                                                                    --------      --------
Net cash flows provided by financing activities                        3,282        35,520
                                                                    --------      --------
Net (decrease) increase in cash and cash equivalents                  (7,035)        8,680

Cash and cash equivalents at beginning of period                      13,615         1,161
                                                                    ========      ========
Cash and cash equivalents at end of period                          $  6,580      $  9,841
                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                              $     76      $     69
                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
Property and equipment acquired under capital lease obligations     $   --        $    268
                                                                    ========      ========
Unrealized loss on investment available for sale                    $   --        $    138
                                                                    ========      ========
Deferred compensation related to stock options                      $   --        $  1,847
                                                                    ========      ========
Note receivable from the sale of MPS                                $  1,089      $   --
                                                                    ========      ========

                             See accompanying notes.

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), formerly Houghten Pharmaceuticals, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Accounting Standard on Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirement for calculating primary earnings per share excludes the dilutive effect of stock options. The adoption of this statement is not expected to have a material impact on the Company as it is currently in a net loss position. Therefore, stock options and warrants are not included in the computation of earnings per share because their effect is anti-dilutive.

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

4.   COLLABORATIVE ARRANGEMENTS

     On June 18, 1997, the Company entered into a Research and Development Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997, for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998 for further research during an additional 12-month period. The research related payments are treated as deferred revenue and recognized as revenues as related work is performed under the contract. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. Under the arrangement, the Company is responsible for screening its small-molecule combinatorial libraries and Ono's compound files for active compounds at the melanocortin 1 receptor. Rights to commercialize products resulting from the arrangement, if any, will

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

4.   COLLABORATIVE ARRANGEMENTS (Continued)

belong to Ono in China, Japan, South Korea and Taiwan and to Ono and the Company in Europe, with the Company holding such rights with respect to North America and the rest of the world.

     On June 16, 1997, the Company entered into an arrangement with Northwest Neurologic, Inc. ("NNL") whereby the Company received a non-exclusive license to patents covering certain melanocortin receptors. In return, NNL received non-exclusive access to a limited number of Trega's combinatorial libraries and a $300,000 license fee of which $175,000 was paid in June 1997 with the remaining $125,000 due to NNL in May 1998. Each company will be obligated to pay to the other milestone and royalty payments on compounds developed and commercialized using licensed technology, if any.

     Effective April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement (the "Restated Agreement") with the Torrey Pines Institute for Molecular Studies ("TPIMS"). The Restated Agreement provides, among other things, for (i) the assignment of patent rights to the Company for certain technology previously invented at TPIMS, and the elimination of royalties related thereto, (ii) an extension, through July 14, 1998, of the existing funded research relationship between the parties, with a further extension through April 14, 2000, upon agreement on a work plan pertaining to such extension period, and (iii) scientific support from TPIMS for the benefit of the Company in connection with the Company's collaborations with biotechnology and pharmaceutical companies.

     Under the terms of the Restated Agreement, the Company will pay $1,300,000 to TPIMS, plus accrued interest, in connection with the assignment of patent rights to certain technology to the Company and the elimination of the related royalties discussed in (i) above. The payment date will be no later than April 14, 2000, but should the Company not to extend the research relationship described above, then the payment date will be April 14, 1998.

     In addition, the Company is committed to provide research funding to TPIMS of $1,631,000, as described in (ii) above, for the twelve-month period commencing April 15, 1997. The Company, upon agreement on a work plan, will extend the research relationship with TPIMS for an additional two years beyond April 15, 1998, for total additional funding of $2,850,000. In the event the Company does not extend the research period, the Company is committed to spend an additional $463,000 for research at TPIMS for the period from April 15, 1998 through July 14, 1998.

     Effective December 31, 1996, the Company entered into a drug discovery, collaboration, and licensing arrangement with Chugai Biopharmaceuticals, Inc. ("Chugai"). Under the terms of this arrangement, the Company received, as an advance towards future library access charges, a payment in January 1997 of $1,250,000, and the Company will receive an additional payment of $1,000,000 in December 1997. This arrangement includes both collaborative and independent research and development activities by the parties utilizing therapeutic targets provided by Chugai and small-molecule combinatorial libraries provided by the Company. Collaborative activities, if successful, will result in the joint ownership by Chugai and the Company of new compounds directed at certain specified therapeutic targets. Other therapeutic targets are the subject of separate research and development work by each of the parties independent of the other. This work, if successful, will result in the ownership by Chugai and the Company of their own compounds directed at certain identified therapeutic targets which do not conflict with their collaborative activities.

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

     In a Research and Supply Agreement entered into between the Company and The Procter & Gamble Company ("P&G") on January 23, 1995, P&G obtained rights to screen the Company's combinatorial libraries in certain therapeutic areas on an exclusive basis for a 36-month period through January 23, 1998, with an option to extend these rights for another year. This option has expired.

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Accordingly, after January 23, 1998, the Company will be entitled to allow other parties the opportunity to screen in the therapeutic areas previously reserved for P&G.

5.   SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

     On February 28, 1997, the Company sold all of the issued and outstanding shares of the capital stock of Multiple Peptide Systems, Inc. ("MPS") to RAH Acquisition Corp. ("Newco"), an entity formed by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is the sole stockholder of Newco and is also a founder of the Company. Prior to the sale of the MPS shares, Dr. Houghten also was the Chief Technical Officer of the Company. In connection with such sale, however, Dr. Houghten resigned as an officer of the Company. Dr. Houghten had also been a Director of the Company, but did not stand for re-election at the Annual Meeting of Stockholder's held on June 11, 1997. In addition to his prior affiliation with the Company, Dr. Houghten is the founder of MPS and has been an executive officer and Director of that entity. Dr. Houghten also is the founder, an executive officer and a Director of TPIMS, a not-for-profit biomedical research institution which performs contract research services for the Company.

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

6.   LEASES

     On July 31, 1997, the Company was notified of approval for a $3,000,000 equipment financing line with Lease Management Services, Inc. for the financing of the majority of its equipment needs. The Company intends to use this financing source through mid-1998. The terms of the Company's loan agreement, which became effective as of September 19, 1997, call for amounts drawn down under the loan to be repaid monthly over a four-year term. As of September 30, 1997, the company received cash proceeds of $1,289,520 against this equipment financing line.

     On September 24, 1997, the Company entered into a lease covering a facility located at 9880 Campus Point Drive, San Diego, California, not far from its existing headquarters. The lease term extends for ten years from a defined possession and commencement date. Management expects to relocate its entire headquarters and all operations by the end of first quarter 1998. This building, constructed in 1980, is 71,625 square feet, approximately 40,000 square feet larger than the Company's existing occupied space. While the Company anticipates occupying most of this space, a portion may be offered for subleasing. The landlord has agreed to fund up to a specified amount of tenant improvements for construction, project management, space planning, architect and engineering fees and other related costs on behalf of the Company. The Company believes that the amount of tenant improvements absorbed by the landlord is adequate to complete necessary modifications to the building. Future minimum payments under this operating lease are as follows (assuming a commencement date of March 24, 1998):

       YEARS ENDED DECEMBER 31,                    OPERATING LEASE
       ------------------------                    ---------------
       1998                                        $     1,487,000
       1999                                              1,985,000
       2000                                              2,054,000
       2001                                              2,126,000
       2002                                              2,200,000
                                                   ---------------
                                                   $     9,852,000
                                                   ===============

                             TREGA BIOSCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

7.   LOANS TO OFFICERS

     In the third quarter of 1997, the Company loaned an aggregate of $175,000 to two of its officers who are also directors. Both loans bear interest at the prime rate plus one percent. One of these loans, in the principal amount of $75,000, has been repaid in full. The principal amount of the other loan will be forgiven in equal quarterly installments (of $6,250) through June 11, 2001, and becomes due and payable in the event of the recipient's termination of employment with the Company.

8.   ISSUANCE OF COMMON STOCK

     On August 23, 1997, the Company issued 233,068 shares of common stock previously reserved for issuance to the former stockholders of ChromaXome Corporation ("CXC"), the Company's wholly-owned subsidiary, in connection with the acquisition of CXC. Such issuance occurred as a result of certain milestones being deemed met by the Company. An additional amount of 8,395 shares, currently reflected as common stock issuable, is expected to be issued to certain former stockholders of CXC pending completion of transfer agent documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties (such forward-looking statements include, without limitation, statements using words such as "may," "potential," "expects," "believes," "estimates," "plans," "intends," "anticipates" and similar expressions). These forward-looking statements are subject to risks and uncertainties, including those set forth below and under the caption "Risk Factors," that could cause actual results to vary materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Trega Biosciences, Inc. (the "Company"), formerly Houghten Pharmaceuticals, Inc., is a drug discovery company utilizing combinatorial chemistry, combinatorial biology and other technologies to pursue the discovery of novel, small-molecule drug therapies. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates.

     The Company leverages its technology platform by entering into pharmaceutical alliances, enabling partners to access the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology and pharmaceutical companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and does not anticipate having net income in the next several years. As of September 30, 1997, the Company's accumulated deficit was approximately $53,278,000.

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

     The Company and its predecessors have been parties to a Research and Option Agreement, as amended, since July 1, 1992, with the Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to give the Company a source of combinatorial libraries and other discoveries to license and exploit in the conduct of its business. As of April 15, 1997, in substitution from the prior research and option agreement as amended, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "Restated Agreement"). The Restated Agreement provides, among other things, for (i) the acquisition by the Company of certain technology previously invented at TPIMS, and the elimination of royalties related thereto, (ii) an extension through July 14, 1998, of the existing funded research relationship between the parties, with a further extension through April 14, 2000, upon agreement on a work plan pertaining to such extension period, and (iii) scientific support from TPIMS for the benefit of the Company in connection with the Company's collaborations with biotechnology and pharmaceutical companies. (See Note 4 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

RESULTS OF OPERATIONS

     The Company recorded revenues of approximately $1,437,000 for the third quarter and $5,381,000 for the nine-month period ended September 30, 1997, compared with $4,569,000 and $7,024,000 for the same periods in 1996. The third quarter revenues for 1997 were derived entirely from the shipment of combinatorial libraries or individual compounds under collaborative research agreements. Third quarter revenues for 1996 included $591,000 generated from the shipment of combinatorial libraries or individual compounds under collaborative agreements, $609,000 derived from the sale of custom peptides by the Company's former subsidiary,

MPS, and $3,369,000 resulting from the receipt, by MPS, of 275,000 shares of Magainin Pharmaceuticals, Inc. common stock in exchange for a royalty interest in Magainin's lead compound, MSI-78. Revenues from collaborative research arrangements for the nine months ended September 30, 1997 and 1996 were approximately $4,863,000 and $1,932,000, respectively. The increased revenues result from upfront license fees and a higher number of shipments of combinatorial libraries. An additional $88,000 in contract research revenues for the nine months ended September 30, 1997 were derived from grant revenues. Revenues recorded for the year-to-date ended September 30, 1997 include $2,000,000 as a license fee pertaining to an agreement with Ono Pharmaceutical Co., Ltd. (See Note 4 of Notes to the Company's Consolidated Financial Statements.) The sale of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, MPS, accounted for revenues of approximately $430,000 and $1,723,000 for the first nine months of 1997 and 1996, respectively. All MPS activity for 1997 is confined to the first two months, after which MPS was sold.

     As of September 30, 1997, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $4,384,000. This represents the excess of payments received from research collaborators over the revenue recognized from libraries shipped or work performed. These payments are generally not refundable.

     Cost of revenues decreased to approximately $0 and $341,000 in the three and nine months ended September 30, 1997 from approximately $479,000 and $1,429,000 for the respective periods in 1996. The decrease in cost of revenues from 1996 to 1997 is due to the sale of MPS on February 28, 1997.

     The Company incurred research and development expenses totaling approximately $3,860,000 for the three months ended September 30, 1997 and $10,088,000 for the nine months ended September 30, 1997, as compared to $3,241,000 and $8,410,000, respectively, for the same periods in 1996. Increased spending in research and development during the third quarter and nine months of 1997 compared to the same periods in 1996 resulted primarily from increased funding for (i) the Company's combinatorial chemistry program, largely reflecting the commencement of an internal combinatorial chemistry program (initiated in February 1996), (ii) the Company's automation and robotics synthesis program and (iii) the Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome Corporation ("ChromaXome"), acquired in August 1996). The increased spending for the internal combinatorial chemistry program was partially offset by reduced spending under arrangements with TPIMS (including the Restated Agreement). Funding to TPIMS was $401,000 for the three months and $1,365,000 for the nine months ended September 30, 1997, as compared to $622,000 and $1,944,000, respectively, for the same periods ended September 30, 1996. Research and development expenses for the three and nine months ended September 30, 1997 include $500,000 and $939,000, respectively, compared to $500,000 and $1,285,000 for the same periods in 1996, respectively, for the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura") to evaluate delivery of the Company's lead compound, HP 228, in Dura's dry powder inhalation system. This collaboration was initiated in February 1996 and is a related party transaction. The Company expects to incur continued and substantial increases in research and development expenses relating to its combinatorial chemistry program, product development and clinical trials, development of combinatorial biology technologies (through ChromaXome) and development of other drug discovery technologies.

     The Company's selling, general and administrative expenses total approximately $1,341,000 and $4,253,000 for the three and nine months ended September 30, 1997 as compared to $994,000 and $2,654,000, respectively, for the same periods in 1996. These expenses include administrative salaries and legal, finance, investor relations and corporate development activities. Increases in selling, general and administrative expenses for the three and nine month periods ending September 30, 1997 compared to the same periods in 1996 are primarily attributable to higher legal costs incurred for patents, litigation and corporate development activities and costs associated with being a public company. Selling, general and administrative expenses are expected to increase as the Company's research and corporate development activities increase.

     The Company's interest income decreased to approximately $369,000 for the third quarter ended September 30, 1997 compared to $408,000 for the same period in 1996 as a result of decreasing cash balances. However, the interest income for the nine months ending September 30, 1997 increased overall to $1,100,000 from $917,000 in the same period in 1996 as a result of lower cash balances in first quarter 1996, as the proceeds from the initial public offering were not received until the second quarter of 1996.

     In the first quarter of 1997, the Company recorded a gain of $1,259,000 in connection with the sale of MPS on February 28, 1997. An adjustment of $4,000 to this amount was made in the second quarter 1997, resulting in a final gain of $1,255,000. (See Note 5 of Notes to the Company's Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling approximately $22,474,000 compared with $27,443,000 at December 31, 1996.

     On September 24, 1997, the Company entered into a lease covering a facility located at 9880 Campus Point Drive, San Diego, California, not far from its existing headquarters. The lease term extends for ten years from a defined possession and commencement date. Management expects to relocate its entire headquarters and all operations by the end of first quarter 1998. This building, constructed in 1980, is 71,625 square feet, approximately 40,000 square feet larger than the Company's existing occupied space. While the Company anticipates occupying most of this space, a portion may be offered for subleasing. The landlord has agreed to fund up to a specified amount of tenant improvements for construction, project management, space planning, architect and engineering fees and other related costs on behalf of the Company. The Company believes that the amount of tenant improvements absorbed by the landlord is adequate to complete necessary modifications to the building. (See Note 6 of Notes to the Company's Consolidated Financial Statements.)

     On July 31, 1997, the Company was notified of approval for a $3,000,000 equipment financing line with Lease Management Services, Inc. for the financing of the majority of its equipment needs. The Company intends to use this financing source through mid-1998. The terms of the Company's loan agreement, which became effective September 19, 1997, call for amounts drawn down under the loan to be repaid monthly over a four-year term. As of September 30, 1997, the company received cash proceeds of $1,289,520 against this equipment financing line. (See Note 6 of Notes to the Company's Consolidated Financial Statements.)

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

     On June 16, 1997, the Company entered into an arrangement with Northwest Neurologic, Inc. ("NNL") whereby the Company received a non-exclusive license to patents covering certain melanocortin receptors. In return, NNL received non-exclusive access to a limited number of Trega's combinatorial libraries and a $300,000 license fee of which $175,000 was paid in June 1997 with the remaining $125,000 due to NNL in May 1998. Each company will be obligated to pay to the other milestone and royalty payments on compounds developed and commercialized using licensed technology, if any. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

     Pursuant to the Restated Agreement, entered into with TPIMS on April 15, 1997, the Company is committed to spend $1,631,000, due in quarterly installments, for the twelve-month period commencing April 15, 1997, of which $859,000 has been paid through September 30, 1997. The Company has also agreed to pay TPIMS the amount of $1,300,000 under the terms of the Restated Agreement, plus accrued interest, in connection with the acquisition of certain technology and the elimination of related royalties. The payment date will be no later than April 14, 2000; however, if the Company does not extend research under the Restated Agreement beyond July 14, 1998, then the payment date for such $1,300,000 will be April 14, 1998. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

     In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and the Company's Cytokine Regulating Agents (such as HP228). As of September 30, 1997, $2,854,000 had been funded under the Dura agreement.

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

     The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals and the cost of product commercialization. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators and through public or private financings if available and consistent with the Company's business objectives. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has experienced significant operating losses since inception. For the years ended December 31, 1996, 1995 and 1994, the Company had net losses of approximately $11,688,000, $9,490,000 and $9,052,000, respectively. For the nine months ended September 30, 1997, the Company recorded a net loss of $7,021,000 and had an accumulated deficit at September 30, 1997 of approximately $53,278,000. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as the Company's research and development efforts and preclinical and clinical testing are expanded. The Company expects that its ability to achieve profitability will be largely dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 21, 1997, the Company announced the settlement of an action filed on October 7, 1996 in San Diego Superior Court against the Company, ChromaXome and certain present and former officers and directors of the Company by Michael Dickman and Katie Thompson, the founders of ChromaXome. Promptly following such settlement, the action was dismissed. Disclosure with respect to such action has been included in the Company's Annual Report on Form 10-K for 1996 and the Company's Quarterly Reports on Form 10-Q during 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On August 25, 1997, the Company sold 12,121 shares of its Common Stock to one entity in exchange for contract rights worth $50,000 under a professional services agreement. The price per share was determined based upon the closing price for shares of the Company's common stock on the Nasdaq National Market on August 25, 1997. The acquiring entity is an "accredited investor," as that term is defined in Rule 501 under the Securities Act of 1933, as amended (the "1933 Act"), and the shares are restricted for purposes of Rule 144 under the 1933 Act
          (and appropriate legends will be affixed to certificates representing such shares). The Company relied upon the exemption from registration set forth in Section 4 (2) of the 1933 Act with respect to such transaction.

     (d) Pursuant to Registration Statements on Form S-1 which became effective on March 29, 1996 (SEC File Nos. 333-1376 and 333-2982), the Company registered an offering of 3,795,000 shares of its common stock at $8.00 per share for an aggregate price of $30,360,000. Pursuant to the closing of the Company's initial public offering of common stock on April 3, 1996 and the exercise by the underwriters of a related over-allotment option on April 8, 1996, 3,300,000 shares and 495,000 shares were sold, respectively, at $8.00 per share. The managing underwriters of the offering were Dillon, Read & Co. Inc., Hambrecht & Quist and Salomon Brothers Inc. Net proceeds, after deducting underwriting commissions and discounts of $2,125,200 and other offering costs of $893,000, were $27,341,800. Use of proceeds through September 30, 1997, was as follows:

          Acquisition of Other Businesses                       $    228,397
          Commercial Paper                                      $    497,895
          Redemption of Series One Preferred Stock              $  2,818,820
          HP228 Clinical Trials                                 $  1,539,482
          CRA Development                                       $  8,053,995
          Combinatorial Chemistry                               $  8,357,528
          General & Corporate                                   $  5,845,683

          The use of proceeds described above do not represent a material change in the use of proceeds described in the prospectus, except that less has been spent to date on HP228 clinical trials and a correspondingly greater amount has been spent on the Company's combinatorial chemistry program. None of the proceeds used (including underwriting commissions and discounts and other offering costs) were paid to persons or entities that were, at the time, affiliates, directors or officers of the Company, associates of officers or directors, or persons owning 10% or more of any class of equity security of the Company.

          The use of proceeds described above represents disclosure of the application of all offering proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          EXHIBIT NO.             DESCRIPTION
          -----------             -----------

             10.1 Lease between the Company and Aid Association for Lutherans, dated September 24, 1997, for premises at 9880 Campus Point Drive.

             10.2 Equipment Financing Line between the Company and Lease Management Services, Inc. dated September 19, 1997.

             10.3        Note for $100,000 from Robert S. Whitehead dated June
                         12, 1997.

             10.4 Note for $ 75,000 from Lawrence D. Muschek dated September 18, 1997.

             27          Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Trega Biosciences, Inc.

Date: 11/14/97                          /s/  ROBERT S. WHITEHEAD
                                        -----------------------------------
                                        Robert S. Whitehead
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: 11/14/97                          /s/ FARIBA F. GHODSIAN, Ph.D.
                                        -----------------------------------
                                        Fariba F. Ghodsian, Ph.D.
                                        Strategic and Financial Advisor and
                                        Acting Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)