Form 10-K405
period 1997-12-31
TREGA BIOSCIENCES INC
filed 1998-03-31
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                ----------------


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27972
                             TREGA BIOSCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)
                           --------------------------


                DELAWARE                                  51-0336233
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)
       3550 GENERAL ATOMICS COURT                            92121
          San Diego, California                           (Zip Code)
(Address of principal executive offices)


      (Registrant's telephone number, including area code): (619) 455-3814
                           --------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 1998 as reported on the Nasdaq National Market, was approximately $39,856,000. Shares of Common Stock beneficially held by each officer and director of the Registrant and by each person who beneficially owns 10% or more of the Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 20, 1998, there were 13,927,098 shares of the Registrant's Common Stock outstanding.

                             TREGA BIOSCIENCES, INC.

                                    FORM 10-K

                                      INDEX

                                                                            PAGE
                                         PART I

Item 1.         Business..............................................         3
Item 2.         Properties............................................        15
Item 3.         Legal Proceedings.....................................        15
Item 4.         Submission of Matters to a Vote of Security Holders...        16

                                        PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters...................................        17
Item 6.         Selected Financial Data...............................        17
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................        18
Item 8.         Financial Statements and Supplementary Data...........        22
Item 9.         Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure...................        22

                                        PART III

Item 10.        Directors and Executive Officers of the Registrant....        22
Item 11.        Executive Compensation................................        25
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management............................................        30
Item 13.        Certain Relationships and Related Transactions........        32

                                        PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.                                                     33

SIGNATURES............................................................        36

                                     PART I

ITEM 1.  BUSINESS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOMES PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" ON PAGES 9 TO 15 OF THIS ANNUAL REPORT ON FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company pursuing the identification and early-stage development of novel, small-molecule drug therapies through combinatorial chemistry and other drug discovery technologies. The synthetic chemistry technologies used by Trega in its combinatorial chemistry program enable the Company to provide a wide range of small-molecule libraries constructed in single-based compound arrays -- a format that permits the rapid identification of active compounds after testing in a biological assay. Trega believes its technologies position the Company to become a leading developer and resource of drug discovery technologies and a leading provider of novel chemical drug leads to the pharmaceutical industry.

    Trega is engaged in drug discovery alliances as well as internal discovery programs. The Company's alliances include agreements with Ono Pharmaceuticals Co., Ltd., Warner-Lambert Company, Novo Nordisk A/S and Chugai Biopharmaceuticals, Inc. Currently, Trega's internal drug discovery program is focused on investigating the biological role of melanocortin receptors, which have been identified as playing a role in the body's inflammatory processes and in metabolic diseases. The Company is currently screening its small-molecule combinatorial chemistry libraries against these receptors to discover potential drug leads.

     In 1993, the Company used its combinatorial chemistry technologies to discover a family of proprietary compounds that appear to influence the production and activity of anti-inflammatory and pro-inflammatory cytokines through interaction with the melanocortin receptors. The most clinically advanced of these compounds, HP 228, is in a Phase II study evaluating the compound's effectiveness in relieving post-surgical pain -- an inflammatory condition -- in patients undergoing elective hip or knee replacement surgery. If the results of the study support further development efforts, Trega's objective is to engage a pharmaceutical partner to undertake such development and possible commercialization of HP 228.

    Trega's strategy to leverage its technology platform consists of the following components:

- Provide combinatorial chemistry libraries to pharmaceutical companies to support their drug discovery efforts and to provide the Company with near-term revenues for reinvestment in strengthening and broadening the technologies it offers to the pharmaceutical industry;

- Discover and develop selected compounds through early-stage clinical trials in an effort to demonstrate their potential value, and attempt to develop and commercialize those compounds through partnering arrangements with pharmaceutical companies; and

- Access the increasing number of unique biological targets by selectively entering into joint discovery collaborations with companies possessing these targets.

    Consistent with the Company's focus on drug discovery and early-stage development, in February 1997, the Company sold Multiple Peptide Systems, Inc. ("MPS"), which had been engaged in manufacturing and marketing certain peptides and other compounds to government entities, universities, research institutions and private companies. MPS was sold to RAH Acquisition Corp., an entity formed by Richard A. Houghten, Ph.D. (the founder and a former Director and Officer of the Company).

    TREGA'S DRUG DISCOVERY TECHNOLOGIES

    Combinatorial Chemistry

    Discovering drugs involves screening chemical compounds against biological assays to identify those compounds that trigger a desired activity in the body. An effective drug discovery program requires access to a large collection of compounds that can be rapidly tested for activity in assays representing novel biologic intervention points. Combinatorial chemistry -- a technique for simultaneously creating thousands of chemical compounds -- directly addresses the demand for large collections of compounds. Combinatorial chemistry involves rapidly and systematically assembling a variety of molecular entities, or building blocks, in many different combinations to create tens of thousands of diverse compounds that can be tested in drug discovery screening assays to identify potential lead compounds.

    Trega believes that its combinatorial chemistry technologies facilitate the rapid identification of lead compounds for its pharmaceutical partners and for its internal discovery programs by creating compounds that offer the following important characteristics:

- Pharmaceutically relevant compounds. Trega believes that its libraries are designed to result in the creation of significant numbers of potentially pharmaceutically relevant compounds. The Company's combinatorial chemistry libraries are carefully created to meet the design, diversity, quality and purity criteria established by the pharmaceutical industry.

- Template novelty. Trega believes that the distinctive core structures, or templates, around which the Company's small-molecule libraries are built possess the physico-chemical weight and structure characteristic of pharmaceutical compounds, yet have not been thoroughly explored as potential drugs. The Company has applied for patents on nearly all of these libraries.

- Easy-to-screen formats. The Company's libraries are formatted in single-based compound arrays and consist of compounds free in solution, without interfering solid support, such as beads, pins, chips or tags. Trega's current libraries do not require the deconvolution strategies employed to identify active compounds in mixture-based libraries -- the library format previously employed by the Company.

- Validation. Multiple leads and highly active compounds have been identified and/or optimized utilizing Trega's technologies, both by Trega and in several of the Company's external collaborations.

    Trega creates both early identification screening libraries and lead optimization libraries for both external collaborators and to support its internal discovery programs.

    Design of Combinatorial Chemistry Screening Libraries

    The Company's screening libraries are carefully designed and constructed by chemists to meet the stringent purity, molecular weight and quantity requirements set forth by the pharmaceutical industry. Trega's combinatorial chemistry approach to the design and synthesis of novel, diverse chemical libraries involves the integration of medicinal chemistry, computational design, solid-phase chemical synthesis, the Tea-Bag method of simultaneous parallel synthesis and automated library synthesis.

    Trega focuses its combinatorial library synthesis program on creating diverse, lower molecular weight compounds, especially heterocyclic structures, for its collaborators and its scientists for use in internal discovery programs. Heterocycles, as a class of compounds, are considered desirable pharmaceutical candidates because they are more likely to be orally available, are generally less expensive to manufacture, and typically have a longer duration of action than other compound classes such as peptides and proteins. Compounds of low molecular weight, especially heterocycles, represent the majority of drugs currently in use.

    Extending the range of the Company's libraries involves developing novel templates and, subsequently, libraries based on those templates. These new libraries likely will add to the structural diversity of the Company's existing libraries. Such an increase in diversity enhances the utility of the Company's libraries because it increases the likelihood that screening the libraries against a particular biological target will result in identification of a compound with activity against that target.

    Trega has recently undertaken a major shift in its combinatorial chemistry techniques by providing its libraries only in single-based compound arrays, rather than the mixture-based formats it had previously employed. A mixture is a pool of tens to hundreds of distinct compounds that are created and tested together rather than as individual compounds. Formatting libraries as mixtures was an effective way of addressing the relatively slow screening systems used in the 1980s and early 1990s. As the speed of biological screening throughput has increased within the past several years to address the number of compounds produced through combinatorial chemistry, the Company believes that mixture-based techniques are no longer necessary. As a result, the Company ceased the development of its mixture-based combinatorial libraries in 1997 and began preparing its libraries exclusively in single-based compound arrays. Compounds formatted as single-based compound arrays are created and screened as individual compounds to facilitate the rapid identification of active compounds.

    Due to this shift in the development of its libraries, as well as the substantial increase in the number of chemists employed in Trega's internal chemistry program, the Company recently notified the Torrey Pines Institute for Molecular Studies ("TPIMS") that it would not be extending the research and licensing agreement with TPIMS. (See "Certain License and Other Technology Arrangements -- Torrey Pines Institute for Molecular Studies".)

    Design of Optimization Libraries

    Once a lead compound is identified from a Trega screening library, the Company's virtual library -- a computational representation of all the possible compounds that can be created around a template -- is searched to uncover a set of closely related compounds that can be synthesized in highly purified form and screened to identify the most active chemical structure.

    Combinatorial Biology

    Trega is conducting an early-stage combinatorial biology program through its wholly owned subsidiary, ChromaXome Corporation ("ChromaXome"). In combinatorial biology, genetic material from a naturally occurring microorganism is molecularly manipulated, cloned and transferred into a suitable production host microorganism. The recombinant production host efficiently manufactures metabolites, or compounds, from the introduced "donor" genetic sequences. Through this process, scientists can create libraries of potentially new compounds which can then be screened for biological activity. In 1997, ChromaXome successfully completed a proof-of-principle collaboration with Bristol-Myers Squibb Pharmaceutical Research Institute to test the utility of ChromaXome's technology. ChromaXome's objective is to assist pharmaceutical companies in their natural products drug discovery programs.

TREGA'S DRUG DISCOVERY PROGRAMS -- MELANOCORTIN BIOLOGY

    Trega's internal drug discovery programs are currently focused on the identification of small-molecule compounds active against a series of five known melanocortin receptors (MC-1 through MC-5) that have been shown to play a role in inflammatory processes and metabolic diseases. Active compounds that interact with these receptors may be useful in potentially treating inflammatory conditions, such as pain, asthma and arthritis, or metabolic conditions, such as diabetes and obesity.

    In 1993, the Company used its early combinatorial chemistry technologies to discover a family of proprietary peptide compounds that appear to influence the production and activity of anti-inflammatory and pro-inflammatory cytokines -- hormone-like proteins that act as messengers between cells -- through interaction with the melanocortin receptors. HP 228, the first compound identified in this series, is currently the subject of a Phase II trial to evaluate its effectiveness in treating acute, post-surgical pain -- an inflammatory condition -- in patients undergoing elective hip or knee replacement surgery. If the results of the study warrant further development, the Company anticipates that it will engage a pharmaceutical partner to undertake such development and possible commercialization.

    The Company has conducted preliminary dose tolerance studies of HP 228 in obese, type II diabetics and patients experiencing chemotherapeutic-induced toxicities with no significant safety concerns resulting. However, in mid-1997, Trega discontinued studying HP 228 for these chronic conditions and discontinued the pre-clinical evaluation of HP 466, another compound in the peptide series, for treating rheumatoid arthritis, asthma and acute bronchitis. The compounds' injectable formats, as well as the Company's decision to focus on the potential discovery of orally available, small-molecule melanocortin agonists active against the melanocortin receptors, led to the Company's decision to discontinue the evaluations.

    Trega's internal discovery strategy is to collaborate with pharmaceutical partners to identify small-molecule compounds active against the melanocortin receptors by screening the Company's small-molecule combinatorial chemistry libraries. In 1997, the Company entered into an alliance with Ono Pharmaceuticals Co., Ltd. to identify small-molecule agonists of MC-1 to treat inflammatory conditions. (See "Trega's External Collaborations -- Ono Pharmaceuticals Co., Ltd." below.) One of the Company's objectives is to enter into a collaboration with a major pharmaceutical company to identify orally active, small-molecule agonists of MC-4 to treat metabolic conditions. The Company anticipates that it will selectively add additional biological targets to its internal drug discovery program to continue the development of its integrated discovery program.

TREGA'S BUSINESS STRATEGY

    The Company's objective is to be a leading developer and resource of drug discovery technologies and early-stage clinical development candidates that are active against biological targets of importance to major pharmaceutical and biotechnology companies. In 1997, the Company invested significantly in two areas: 1) the development of combinatorial chemistry libraries formatted in single-based compound arrays; and 2) screening of the Company's combinatorial chemistry libraries against a series of melanocortin receptors.

    The Company's commercial approach continues to focus on the development and implementation of a sustainable business strategy principally through a mix of corporate collaborations and focused internal discovery programs. The Company intends to manage a portfolio of discovery and development programs that balance funded discovery collaborations involving large pharmaceutical companies with potentially higher-return discovery and development projects conducted internally and in collaborations with biotechnology companies. To implement its strategy, the Company continues to:

- Provide combinatorial chemistry libraries to pharmaceutical companies to support their drug discovery efforts and to provide the Company with near-term revenues for reinvestment in strengthening and broadening the technologies it offers to the pharmaceutical industry. In existing funded discovery collaborations with pharmaceutical companies, the Company is paid for access to its libraries and individually synthesized compounds. Collaborations of this type typically have included potential milestone payments and royalties from any resulting products that are developed and commercialized. The Company anticipates that collaborations commencing in the future may include relatively larger library access fees and fewer potential milestone payments and royalties, if any.

- Internally discover and develop selected compounds through early-stage clinical trials in an effort to demonstrate their potential value. The Company is pursuing the discovery and development of small-molecule compounds that are active against melanocortin receptors. In 1997, the Company initiated a Phase II study of its most advanced drug candidate, HP 228, for the treatment of acute, post-surgical pain for patients undergoing elective hip or knee replacement surgery. In addition, the Company intends to selectively develop, to early-stage clinical development, a limited number of future discoveries from internal efforts or screening alliances with biotechnology companies.

- Develop and commercialize products derived from internal and external discovery efforts through partnering arrangements with pharmaceutical companies. With respect to compounds to which it has commercialization rights, the Company intends to partner such compounds with major pharmaceutical companies (prior to the initiation of Phase II clinical trials when possible) in order to mitigate the costs associated with development and commercialization, and to gain access to development and marketing expertise.

- Access unique biological targets by selectively entering into joint discovery collaborations with companies possessing these targets. Through these types of relationships, the Company obtains access to a range of molecular targets and assays without having to make a major investment in biotechnology infrastructure. In a typical relationship, the Company provides access to its combinatorial libraries, the collaborator screens the libraries through its assays, and the Company and its partner jointly own lead compounds discovered, if any.

TREGA'S EXTERNAL COLLABORATIONS

    In certain collaborations, the Company is paid for access to its combinatorial chemistry libraries either on an as-provided basis or through an up-front payment against which library or individual compound fees are subsequently credited. Collaborations of this type may involve the Company's receipt of milestone payments and royalties from resulting products which are developed and commercialized, if any, and may also involve an equity investment in the Company. The Company has current collaborations with Ono Pharmaceuticals Co., Ltd. ("Ono"), Warner-Lambert Company ("Warner-Lambert"), Novo Nordisk A/S ("Novo Nordisk"), Chugai Biopharmaceuticals, Inc. ("Chugai"), The Procter and Gamble Company ("P&G") and a major ophthalmic company. Trega's relationships with P&G and the major ophthalmic company will expire in early 1999 and 1998, respectively, and the Company anticipates that these agreements may not be renewed due to shifts in research objectives between the companies. The Company's previous collaboration with Osiris Therapeutics, Inc. expired in 1997.

- Ono. In June 1997, the Company entered into a Research and Development Agreement with Ono whereby the Company is screening its combinatorial chemistry libraries and certain of Ono's chemical compounds against a melanocortin-1 receptor screen to identify potential small-molecule agonists of the receptor to treat inflammatory conditions. The Company received an upfront license fee and an additional payment for work to be done during the first 12 months under the agreement. Subject to Ono's right of early termination, the Company will receive $2,000,000 in July 1998 for further research during an additional 12-month period. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. Rights to commercialize products resulting from the arrangement, if any, will belong to Ono in China, Japan, South Korea and Taiwan and to Ono and the Company in Europe, with the Company holding such rights with respect to North America and the rest of the world.

- Warner-Lambert. In May 1997, the Company entered into a collaboration with Warner-Lambert regarding the identification of lead compounds in an area of interest to Warner-Lambert. This collaboration involved utilizing Trega's combinatorial chemistry libraries and Warner-Lambert's biological assays and screening technology. In February 1998, the Company met a milestone in this collaboration, triggering a requirement for a $1,500,000 investment by Warner-Lambert in the Company's common stock (at fair market value). The timing of this investment may be determined by Trega prior to February 11, 2000.

- Novo Nordisk. This collaboration commenced in February 1996 and has focused on the application of the Company's combinatorial chemistry technology to selected therapeutic targets of interest to Novo Nordisk. Novo Nordisk has rights to access the Company's technology on a non-exclusive basis. The screening period under this agreement expires in mid-1998.

- Chugai. The collaboration with Chugai, a subsidiary of Chugai Pharmaceutical Co., Ltd., was initiated in January 1997. Trega provides Chugai with combinatorial libraries which Chugai screens against a range of targets. Compounds identified with activity in bone, cardiovascular and infectious diseases as well as hematological growth factors and oncology may be developed by Chugai, and Chugai would pay milestone payments and royalties on compounds, if any, discovered from the Company's libraries and subsequently developed and marketed by Chugai (for which Chugai would have worldwide rights). Chugai and the Company will jointly own any compounds with identified activity in Chugai's inflammation screens. In addition, the Company may develop any compounds discovered in selected Chugai screens targeted at obesity and central nervous system diseases, with a royalty obligation payable to Chugai for any compounds that are commercialized.

    Under other agreements, the Company selectively enters into joint discovery alliances with companies that have access to novel biological targets to jointly develop lead compounds, potentially for outlicense to pharmaceutical companies for later-stage development. In these relationships, the Company provides access to its combinatorial chemistry libraries to a collaborator in exchange for joint ownership of any resulting discoveries. These discovery alliances, if successful, will provide the Company with a source of potential products based on its collaborators' innovative biologic approaches to disease therapies. This approach allows the Company to avoid the initial capital-intensive infrastructure investment required for basic biological research. The Company's current such collaborations are with Chiroscience Group, plc. ("Chiroscience"), RiboGene, Inc. ("RiboGene") and Cadus Pharmaceutical Corporation ("Cadus").

- Chiroscience. This collaboration, which commenced in May 1997, entails the Company's development of combinatorial libraries targeted at inhibiting cell adhesion molecules involved in a variety of diseases such as inflammation and cancer. Trega and Chiroscience would have joint ownership of any lead compounds discovered through the collaboration.

- RiboGene. This collaboration commenced in April 1995 to screen the Company's libraries in a range of RiboGene assays. The Company and RiboGene would have joint ownership of any lead compounds discovered through the collaboration.

- Cadus. This collaboration commenced in January 1995 with acute inflammation as the initial therapeutic target. The Company and Cadus would have joint ownership of any lead compounds discovered through the collaboration.

    Under the above agreements, joint ownership indicates that a lead compound is owned equally by the Company and its collaborator. Equal ownership is maintained to the extent that the Company and its collaborator contribute equally to development costs of the compound. However, if one company continues in the development and the other does not, the company pursing development typically will own a greater portion of the compound being pursued.

CERTAIN LICENSE AND OTHER TECHNOLOGY ARRANGEMENTS

 TPIMS

    Pursuant to a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"), the Company historically has relied upon TPIMS, a not-for-profit biomedical research institute founded by the founder of the Company (Dr. Richard Houghten) for certain basic research and laboratory facilities and scientific personnel necessary for the

Company to conduct a significant portion of its combinatorial chemistry business. As a result of (i) the Company's development of internal resources and personnel to support the conduct of its combinatorial chemistry business and
(ii) the Company's adoption of techniques for the creation of combinatorial libraries in single-based arrays, which techniques are not within the special interest of TPIMS in creating mixture-based libraries, the Company is no longer dependent upon TPIMS for those facilities and services previously provided.

    Given the above-described divergence in directions and the Company's development of internal resources, the Company recently notified TPIMS that it would not extend the TPIMS Agreement beyond the contract year expiring April 14, 1998. As a consequence, the Company is obligated to continue to fund TPIMS through July 14, 1998.

    Pursuant to the TPIMS Agreement, the Company has purchased TPIMS' entire right, title, and interest in and to certain technology identified in the TPIMS Agreement, subject to the continuing rights of the United States government, if any, and of TPIMS to use the technology for academic purposes. This purchase eliminates the obligation of the Company to make milestone payments and to pay royalties in respect of products based upon this technology. The purchase price is $1,300,000, which amount is required to be put into escrow by the Company on April 14, 1998, and to be disbursed to TPIMS on July 14, 1998.

Dura Pharmaceuticals, Inc.

    In February 1996, the Company entered into a research and development agreement with Dura Pharmaceuticals, Inc. ("Dura"). Dura markets pharmaceuticals for the treatment of respiratory diseases and is developing a dry powder inhalation system for pulmonary delivery of respiratory drugs and other pharmaceuticals. In this collaboration, the Company is committed to provide funding totaling $6,000,000 over four years to seek to apply Dura's proprietary drug delivery technology to Company compounds. Concurrent with the execution of this contract, Dura purchased shares of the Company's Preferred Stock, which was converted to the Company's Common Stock upon closing of the Company's initial public offering, for $5,000,000.

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

The Scripps Research Institute ("Scripps")

    The Company is the assignee of a license to the method patent covering the Tea Bag simultaneous parallel solid-phase synthesis technology from Scripps. This license was acquired from the technology's inventor, Dr. Richard Houghten. The Company, under certain circumstances, may be required to pay royalties to Scripps for use of the Tea Bag technology.

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

Northwest Neurologic, Inc.

    As of May 30, 1997, the Company entered into a Research & License Agreement with Northwest Neurologic, Inc. ("NNL"), which was subsequently amended (the "License Agreement"). Under the License Agreement, the Company acquired a nonexclusive license to certain technology related to the melanocortin receptors for use in a defined field. In exchange, the Company agreed to pay cash to NNL and to provide NNL with the use of up to 10 combinatorial libraries and certain other services to be provided by the Company. Each party will owe milestone payments and royalties to the other based upon the development and commercialization of products employing the technology received under the License Agreement. In March 1998, NNL announced that it had entered into an agreement to be acquired by Neurocrine Biosciences, Inc.

RESEARCH AND DEVELOPMENT EXPENSES

    The Company incurred research and development expenses totaling approximately $14,819,000, $11,781,000 and $7,289,000 in 1997, 1996 and 1995,
respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.)

EMPLOYEES

    As of March 20, 1998, the Company had 87 full-time employees, including 73 in research and development. Of the Company's total employees, approximately 41 hold advanced degrees. The Company places an emphasis on obtaining the highest available quality of staff. The Company has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including chemistry, biology and pharmaceutical development. None of the Company's employees are covered by collective bargaining arrangements and management considers relationships with its employees to be good.

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

NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

    Drug discovery methods based upon combinatorial chemistry technology are relatively new compared to traditional methods of drug discovery and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products or that the Company will be able to employ these or other methods of drug discovery successfully. The Company's technology development programs (including the Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome) and the Company's efforts to synthesize compounds through automation) are at early stages of development, and there can be no assurance that such technology programs will be developed or employed successfully, work efficiently or otherwise enhance the Company's ability to engage effectively in drug discovery. The types of combinatorial libraries the Company is capable of offering and the nature of the compounds the Company is able to synthesize will, in large part, determine the demand for the Company's drug discovery capabilities. An inability to offer competitive libraries or an inability to synthesize compounds that have actual or potential utility would have a material adverse effect on the Company. Failures in the field of drug discovery, including combinatorial chemistry, could have a material adverse effect on the Company.

DEPENDENCE ON COLLABORATORS

    The Company's strategy for the utilization of its drug discovery technologies and for the development, clinical testing, manufacturing and commercialization of any compounds depends upon the formation of collaborations and arrangements with corporate collaborators, licensors, licensees and others. There may only be a limited number of pharmaceutical and biotechnology companies that would potentially collaborate with the Company. Historically, pharmaceutical and biotechnology companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. Pharmaceutical and biotechnology companies must be convinced that the Company's drug discovery technologies and expertise justify outsourcing these programs to the Company. The amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. Because the Company's arrangements with its collaborators may entail the provision of identical or similar libraries or compounds to multiple parties, there can be no assurance that conflicts will not arise between collaborators as to proprietary rights to particular libraries or as to particular compounds in the Company's libraries. Moreover, the Company's collaborations may be terminated under certain circumstances by its collaborators, which terminations could result in the Company relinquishing rights to products developed jointly with its collaborators. Any such conflicts or terminations could have a material and adverse effect on the Company.

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

EARLY STAGE OF PRODUCT DEVELOPMENT

    The Company's research and product development programs (including the Company's program with respect to potential drug candidates for the treatment of diseases mediated by the melanocortin receptor pathway) are at early stages. Any compounds resulting from the Company's research and development programs are not expected to be commercially available for a number of years, if ever, even if any such compounds are successfully developed and proven to be safe and effective. There can be no assurances that any of the Company's product development efforts will be successfully completed, that development arrangements with pharmaceutical partners will be established on acceptable terms, if at all, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost, or that any products, if introduced, will achieve market acceptance or profitability.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to continue to maintain the competitiveness of its drug discovery technologies and to conduct the costly and time consuming research and preclinical and clinical testing necessary to bring products to market. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products,
(iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry capabilities,
(v) the costs involved in developing additional drug discovery technologies, including combinatorial biology and the synthesis of compounds through automation, (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments and (viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources will be sufficient to fund its current and planned operations for the next 12 months, there can be no assurance that changes will not occur that would consume available capital resources before such time.

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

COMPETITION

    The Company is engaged in a highly competitive and rapidly changing industry. The Company competes not only with other combinatorial chemistry companies, but also with companies utilizing other technologies (such as combinatorial biology) for the same objectives. Competition from fully integrated pharmaceutical companies and biotechnology companies and other drug discovery companies is intense and is expected to increase. Many pharmaceutical and biotechnology companies, which represent the largest potential market for the Company's combinatorial chemistry and other drug discovery technologies, have developed or are developing internal combinatorial chemistry and other drug discovery technology programs or have entered into collaborations with companies conducting such programs. Many of these pharmaceutical companies, as compared with the Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing which may be competitive with the Company's efforts. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. There is also competition for access to novel pharmacophores and desirable assays to use for screening of libraries, and any inability of the Company to develop novel pharmacophores or maintain access to a sufficiently broad range of assays for screening potential drugs would have a material adverse effect on the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than the Company, thus rendering the Company's technologies and/or products obsolete, uncompetitive or uneconomical. In combinatorial chemistry and other drug discovery technologies, the Company faces competition based on a number of factors, including size and diversity of libraries, ease of use of libraries, speed and costs of identifying and optimizing potential lead compounds, access to novel pharmacophores and desirable assays, and patent position.

    In addition, products and therapies that will compete directly with any compounds that the Company seeks to develop (such as HP 228), or that the Company's collaborative partners may seek to develop, currently exist or are being developed. In product development and marketing, the Company, and its collaborative partners will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company's success will depend in large part on its ability to obtain patents for its methodologies and the compounds and other products, if any, resulting from the application of such methodologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as combinatorial chemistry and combinatorial biology, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that the Company will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the Company's technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by the Company with respect to the Company's combinatorial chemistry libraries and certain uses for HP 228, as well as patent applications filed by the Company (through ChromaXome) with respect to certain aspects of the combinatorial biology technologies being developed by the Company (through ChromaXome). There can be no assurance that the patents of, or with respect to which rights have been licensed to, the Company will not be challenged, invalidated or circumvented, or that the rights granted or licensed to the Company will provide proprietary protection or competitive advantages to the Company. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to the Company and the Company's U.S. patent for the composition of matter of HP 228 and certain uses of HP 228. The U.S. patent on the Tea Bag technology, that the Company believes is important to the Company's business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than the Company) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or the use of certain methodologies relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents or conduct its business.

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

    The Company also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. The Company attempts to protect its proprietary technology and processes in part through confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance, however, that these agreements will not be breached or terminated, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company, as well as its consultants and research collaborators in their work for the Company, use intellectual property owned by others. Disputes may arise as to the rights in technology resulting from collaborations and in the related know-how and inventions. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1997, 1996 and 1995, the Company had net losses of approximately $9,372,000, $11,688,000 and $9,490,000, respectively. As of December 31, 1997, the Company had an accumulated deficit of approximately $55,629,000. The Company expects that its ability to achieve profitability will be dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements or to expand and achieve success under existing relationships. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. If the Company is unable to receive additional revenues under collaboration arrangements, the Company expects to incur additional operating losses in the future and expects cumulative losses to increase as the Company's research and development efforts and preclinical and clinical testing are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

CLINICAL DEVELOPMENT OF HP 228

    To date, the Company has itself developed one drug candidate (HP 228) that has entered the early stages of human clinical testing. Even though HP 228 has demonstrated indications of efficacy in preclinical models and the results of certain Phase I and II studies have shown no significant safety concerns, there can be no assurance that HP 228 will be demonstrated to be effective in treating human diseases or safe in further trials. Lack of progress, adverse results or discontinuation of the HP 228 clinical programs could have a material adverse effect on the Company. HP 228 is not expected to be commercially available for a number of years, if ever, even if it is successfully developed and proven to be safe and effective.

GOVERNMENT REGULATION

    The manufacturing and marketing of any products developed by the Company or its collaborators will be subject to regulation for safety and efficacy by governmental authorities in the U.S. and other countries. In the U.S., pharmaceuticals are subject to rigorous regulation by the Food and Drug Administration ("FDA"). The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

    The steps required before a pharmaceutical agent may be marketed in the U.S. include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug application ("IND"), which must be deemed acceptable before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility is subject to inspections every two years by the FDA and must comply with current Good Laboratory Practices and Good Manufacturing Practices ("GMP"). To supply products for use in the U.S., foreign manufacturing facilities also must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

    Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and, unless the FDA objects, the Company submitting the IND may start clinical studies 30 days following its submission to the FDA.

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

    Clinical trials are typically conducted in three sequential phases that may overlap. Phase I consists of the initial introduction of the pharmaceutical into human volunteers, and the emphasis is on testing for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance, optimal dosage and dosing frequency, and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate both clinical efficacy and safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and results of the trials and may order suspension of the trials at any time if there are significant safety issues.

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

    With respect to any potential products that enter clinical trials (such as the Company's HP 228), there can be no assurance that the Company or its collaborators will be permitted to continue or undertake new human clinical testing of such potential products, or, if permitted, that such potential products will be demonstrated to be safe and efficacious. The lead compounds of the Company or its collaborators may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the potential products of the Company or its collaborators will ultimately obtain FDA or foreign marketing approval for any indication, that an approved compound will be capable of being produced in commercial quantities at reasonable cost or that any such compound will be successfully marketed. Furthermore, even if approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company.

    In addition to regulations enforced by the FDA, the Company is also subject to other regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the United States Department of Agriculture, and other federal, state and local laws and regulations.

MANAGEMENT

    The Company has multiple collaborative arrangements, and the Company desires to enter into additional collaborative relationships. The Company's success will depend upon the effective management of these current and prospective collaborative relationships, including maintaining confidentiality of the research being provided for each of these collaborators, as well as the maintenance and further development of the Company's technologies and progress in the Company's research and development programs. To further develop its technologies (including combinatorial chemistry, combinatorial biology and automated compound synthesis), and to pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing and government regulation. These requirements, as well as the management of current and prospective collaborative arrangements, are expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions.

MANUFACTURING

    The Company has no manufacturing facilities and will need to rely on contract manufacturers to produce its compounds for clinical trials and commercialization. The proposed pharmaceutical products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company were unable to produce internally or to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's human clinical testing schedule would be delayed, resulting in delay in the submission of products for regulatory approval and the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

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

POSSIBLE VOLATILITY OF STOCK PRICE

    The market prices for securities of life sciences companies have been highly volatile and the market has experienced significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products or failures of potential products by the Company, its collaborators or its competitors, developments in the Company's relationships with current or future collaborative partners, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to compounds under development by the Company or its collaborators, regulatory developments in both the U.S. and foreign countries, public concern as to the efficacy of combinatorial chemistry or other new drug discovery technologies, changes in reimbursement policies, general market conditions, as well as quarterly fluctuations in the Company's revenues and financial results and other factors, may have a significant impact on the market price of the Company's Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" may have a material adverse impact on such market price.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS AND DELAWARE LAW

    The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power and other rights of the holders of the Company's Common Stock. Although the Company has no current plans to issue any shares of preferred stock, the issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and Certificate of Incorporation and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company. In addition, the Company is subject to Section 203 of the General Corporate Law of Delaware which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock (an "interested stockholder") for a period of three years from the date the stockholder becomes an interested stockholder. These provisions, and certain other provisions of the Certificate of Incorporation and the Company's by-laws, may have the effect of delaying or preventing a change of control of the Company without action by the stockholders and, therefore, could adversely affect the price of the Company's Common Stock.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND HEALTH CARE REFORM

    The Company expects that significantly all of its revenues in the foreseeable future will be derived from services and compounds provided to the pharmaceutical and biotechnology industries. Accordingly, the Company's success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for the Company's services and compounds. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. It is uncertain what legislative proposals may be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. To the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of pharmaceutical or biotechnology companies that are actual or prospective collaborators for the Company's services or potential products, the Company's market value, access to financing, business, financial condition and results of operations could be materially and adversely affected.

ITEM 2.  PROPERTIES

    The Company currently leases approximately 28,000 square feet of laboratory and office space at 3550 General Atomics Court, San Diego, California. In September 1997, the Company entered into a lease for a 71,625 square foot facility (approximately 55,000 square feet of laboratory and office space) located at 9880 Campus Point Drive, San Diego, California. The lease term extends for ten years from a defined possession and commencement date. Management expects that the entire Company will be relocated to the newly-leased facility by the end of the second quarter of 1998. Management expects that the Company will experience minimal down time during the relocation process; however, there can be no assurance that the processes of certifying the new facility, decertifying the existing facility and moving large customized pieces of equipment will not result in unanticipated costs and delays.

ITEM 3.  LEGAL PROCEEDINGS

    On October 7, 1996, a complaint was filed in San Diego Superior Court naming the Company, ChromaXome, and the officers and directors of the Company as defendants. The complaint, filed by Michael Dickman and Katie Thompson, the founders of ChromaXome, alleged various contract and tort claims against the defendants, including that the defendants acted wrongfully in connection with the Company's acquisition of ChromaXome to deny Mr. Dickman and Ms. Thompson access to and employment with ChromaXome and to prevent them from obtaining certain consideration in connection with the ChromaXome acquisition. On August 21, 1997, the Company announced the settlement and dismissal of the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the over-the-counter market (the Nasdaq National Market) under the symbol "TRGA". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

1996                                         High          Low
----                                        -------     ---------
Second Quarter (trading commenced April 1)  $12 1/4     $ 8
Third Quarter.........................        8 1/2       4 3/4
Fourth Quarter........................        7 1/2       3 3/4


1997                                         High          Low
----                                        -------     ---------
First Quarter.........................      $ 8 1/4     $ 5
Second Quarter........................        6 3/4       3 3/8
Third Quarter.........................        6 1/4       3 1/2
Fourth Quarter........................        5 1/2       2 5/8

1998                                         High          Low
----                                        -------     ---------
First Quarter (through March 20)......      $ 4 2/3     $ 2 13/16


    There were approximately 185 holders of record of the Company's Common Stock as of February 28, 1998. The Company has not paid any cash dividends to date on its Common Stock and does not anticipate any being paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The data presented below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (and the notes thereto) contained elsewhere herein.

                                                                             YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                     1997 (1)          1996          1995 (1)        1994 (1)          1993
                                                     --------        --------        --------        --------        --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                          (in thousands, except net loss per share)
Revenues:
  Contract research and license fees .........       $  7,334        $  5,750        $    293        $    315        $     --
  Net sales ..................................            430           2,507           1,077             315           4,468
                                                     --------        --------        --------        --------        --------
          Total revenues .....................          7,764           8,257           1,370             630           4,468
Costs and expenses:
  Cost of sales ..............................            341           2,025           1,313             249           2,742
  Research and development ...................         14,819          11,781           7,289           6,524           5,759
  Acquired in-process research and development             --           2,585              --              --              --
  Selling, general and administrative ........          4,346           4,191           2,722           2,319           3,728
                                                     --------        --------        --------        --------        --------
          Total costs and expenses ...........         19,506          20,582          11,324           9,092          12,229
                                                     --------        --------        --------        --------        --------
Loss from operations .........................        (11,742)        (12,325)         (9,954)         (8,462)         (7,761)
Other income (expense):
  Loss on investment .........................            (88)           (534)             --              --              --
  Interest income ............................          1,405           1,274             136              77              41
  Interest expense ...........................           (202)           (103)            (86)           (110)           (245)
  Gain on sale of MPS ........................          1,255              --              --              --              --
 Corporate joint venture .....................             --              --             414            (557)             --
                                                     --------        --------        --------        --------        --------
Net loss .....................................       $ (9,372)       $(11,688)       $ (9,490)       $ (9,052)       $ (7,965)
                                                     ========        ========        ========        ========        ========
Basic and diluted net loss per share(2) ......       $   (.69)       $   (.97)       $  (1.32)       $  (1.57)       $  (2.02)
                                                     ========        ========        ========        ========        ========
Shares used in computing basic and diluted
  net loss per share(2) ......................         13,603          12,071           7,215           5,751           3,934
                                                     ========        ========        ========        ========        ========

                                                                                      DECEMBER 31,

                                                               1997         1996          1995         1994        1993
                                                            ---------    ---------     ----------   ----------   --------
      CONSOLIDATED BALANCE SHEETS DATA:                                               (in thousands)
Cash, cash equivalents and short-term investments......     $  19,427    $  27,443     $  1,161     $    516      $    366
Working capital........................................        12,791       22,482       (2,345)        (721)         (546)
Total assets...........................................        25,119       30,513        2,746        1,882         3,045
Notes payable, obligations under capital
  leases, less current portion.........................         1,589          633          470          647         1,037
Series One Redeemable Preferred Stock..................            --           --        2,772        2,604         2,436
Accumulated deficit....................................       (55,629)     (46,257)     (34,522)     (24,865)      (15,645)
Total stockholders' equity (deficit)...................        16,218       24,156       (4,375)      (2,799)       (2,139)

----------

(1) The 1994 and a portion of the 1995 results do not include revenues from the Company's former subsidiary, MPS, as substantially all of MPS's assets were transferred to a separate entity, Chiron Mimotopes Peptide Systems, LLC, as of January 1, 1994; however, the separate entity was dissolved and certain assets were transferred to MPS beginning April 1, 1995. The 1997 results reflect MPS operations through February 1997 after which time MPS was sold. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

(2) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted net loss per share.


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

OVERVIEW

    Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company pursuing the identification and early-stage development of novel, small-molecule drug therapies through combinatorial chemistry and other drug discovery technologies. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates.

    The Company leverages its technology platform by entering into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of December 31, 1997, the Company's accumulated deficit was approximately $55,629,000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    The Company recorded revenues of approximately $7,764,000, $8,257,000 and $1,370,000 in 1997, 1996 and 1995, respectively. Revenues for 1997 include $7,246,000 derived from shipments of combinatorial libraries or individual compounds along with research conducted under collaborative research agreements. An additional $88,000 in contract research revenues reported in 1997 were derived from grant revenues. Revenues from collaborative research agreements account for approximately $2,381,000 in 1996 and $293,000 in 1995. Increases over the three years are primarily attributable to increased activity through research collaborations and the recognition of a $2,000,000 up-front license fee in 1997. The Company believes that maintenance of, or growth from, its level of revenues in 1997 will require the Company to enter into additional collaborative research agreements or to expand existing agreements. Contract research revenues for 1996 also include $3,369,000 resulting from the receipt, by the Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), of 275,000 shares of Magainin Pharmaceuticals, Inc. ("Magainin") common stock in exchange for a royalty interest in Magainin's lead compound, MSI-78. Net sales in 1997 of $430,000 were derived from the sale of custom peptides and combinatorial peptide libraries by MPS and are confined to the first two months of the year, after which time MPS was sold. MPS sales for 1996 and 1995 were approximately $2,507,000 and $1,077,000, respectively (reflecting an entire year for 1996 and only nine months in 1995, beginning April 1, 1995, when Chiron Mimotopes Peptide Systems, LLC ("CMPS"), a limited liability company formed by the Company and Chiron Corporation in 1994 was dissolved and certain assets were transferred to MPS.) (See Note 8 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

    As of December 31, 1997, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $3,002,000. This represents the excess of payments received from research collaborators over the revenue from libraries shipped or work performed. (See Note 6 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

    Cost of sales were approximately $341,000, $2,025,000 and $1,313,000 in 1997, 1996 and 1995, respectively, and relate primarily to sales made by MPS. The decrease in cost of sales from 1996 to 1997 is a result of the sale of MPS on February 28, 1997. The sale of MPS also resulted in accounts receivable decreasing from approximately $481,000 in 1996 to $2,000 in 1997, as reflected in accounts receivable and other current assets on the Company's Consolidated Balance Sheets. The increase in cost of sales in 1996 compared to 1995 is attributable to an overall increase in sales volume along with a full year of operations for MPS in 1996 (accounting for costs of approximately $1,917,000), whereas operations for 1995 (accounting for costs of approximately $1,150,000) commenced in April.

    The Company incurred research and development expenses totaling approximately $14,819,000, $11,781,000 and $7,289,000 in 1997, 1996 and 1995,
respectively. Increased spending in research and development in 1997, compared to 1996 and 1995, resulted primarily from increased funding for (i) the Company's combinatorial chemistry program, largely reflecting a shift in the Company's combinatorial chemistry from mixture-based libraries to libraries formatted in single-based compound arrays, (ii) the Company's automation and robotics synthesis program, (iii) the Company's melanocortin program, and (iv) the Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome Corporation ("ChromaXome"), acquired in August 1996). The increased spending for the combinatorial chemistry program was partially offset by reduced spending under arrangements with Torrey Pines Institute for Molecular Studies ("TPIMS"). Funding to TPIMS was $1,751,000, $2,522,000 and $2,434,000 in
1997, 1996 and 1995, respectively. Research and development expenses for 1997 and 1996 include $1,439,000 and $1,785,000, respectively, for the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura") to evaluate delivery of the Company's lead compound, HP 228, in Dura's dry powder inhalation system. This collaboration was initiated in February 1996 and is a related party transaction. The Company expects to incur continued and substantial increases in research and development expenses relating to combinatorial chemistry, melanocortin biology, product development and clinical trials, as well as for the development of combinatorial biology technologies (through ChromaXome) and the development of other drug discovery technologies.

    In connection with the acquisition of ChromaXome, in August 1996 the Company recorded an expense of $2,585,000 related to acquired in-process research and development, including $1,281,000 relating to the achievement of certain milestones by the business of ChromaXome. (See Note 3 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

    The Company's selling, general and administrative expenses total approximately $4,346,000, $4,191,000 and $2,722,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These expenses include administrative salaries and legal, finance, investor relations and corporate development activities. Increases in selling, general and administrative expenses are primarily attributable to higher legal costs incurred for corporate development activities and litigation, amortization of deferred compensation and costs associated with being a public company. Selling, general and administrative expenses are expected to increase as the Company's research activities increase.

    In 1996, the Company recognized a loss on investment of $534,000 related to the sale of 225,000 shares of Magainin common stock. In 1997, the Company recognized a loss on investment of $88,000 related to the sale of the remainder of shares of Magainin common stock it was holding. (See Note 7 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

    The Company's interest income increased to approximately $1,405,000 for the year ended December 31, 1997 compared to $1,274,000 and $136,000 for 1996 and 1995, respectively. The increases in 1997 and 1996 over 1995 result from higher cash balances generated by revenues received from collaboration arrangements (particularly in 1997) and by the sale of the Company's securities (including the Company's initial public offering in March 1996).

    The Company incurred interest expense totaling approximately $202,000, $103,000 and $86,000 in the years ending December 31, 1997, 1996 and 1995, respectively. Interest expense has increased as the Company utilized capital lease and equipment notes payable in order to fund the acquisition of certain capital assets, primarily laboratory equipment.

    In 1997, the Company recorded a gain of $1,255,000 in connection with the sale of MPS on February 28, 1997. (See Note 2 of Notes to the Company's Consolidated Financial Statements.)

    In 1995, the Company recorded other income of $414,000 from the return of certain assets in connection with the dissolution of CMPS. (See Note 8 of Notes to the Company's Consolidated Financial Statements.)

    As of December 31, 1997, the Company had federal and California income tax net operating loss carryforwards of approximately $45,091,000 and $9,460,000, which will begin to expire in 2007 and 1998, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $2,168,000 and $1,040,000, respectively, which will begin to expire in 2007 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period, which occurred in April 1996. However, the Company's management does not anticipate that such limitation would materially affect the Company's ability to utilize the net operating loss and tax credit carryforwards. (See Note 11 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling approximately $19,427,000 compared with $27,443,000 at December 31, 1996 and $1,161,000 at December 31, 1995.

    In September 1997, the Company entered into a 10-year lease covering a facility located in San Diego, California, not far from its existing headquarters. Management expects to relocate its entire headquarters and all operations in the second quarter of 1998. This building, constructed in 1980, is 71,625 square feet (including approximately 55,000 square feet of laboratory and office space as compared to approximately 28,000 square feet at the Company's existing headquarters). The annual rent is $1,685,000 and is subject to a 3.5% annual escalation clause. The landlord has agreed to fund up to a specified amount of tenant improvements for construction, project management, space planning, architect and engineering fees and other related costs on behalf of the Company. The Company believes that the amount of tenant improvements absorbed by the landlord is adequate to complete necessary modifications to the building. However, the Company expects to incur approximately $700,000 to furnish and equip the new facility. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

    In July 1997, the Company was notified of approval for a $3,000,000 equipment financing line for the financing of the majority of its equipment needs. The Company intends to use this financing source through mid-1998. The Company has granted all rights, title and security interest in the equipment acquired through this financing source, as set forth on periodic equipment schedules, to the secured party. The terms of the Company's loan agreement, which became effective in September 1997, call for amounts drawn down under the loan to be repaid monthly over a four-year term. As of December 31, 1997, the Company had drawn down approximately $1,582,000 against this equipment financing line. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

    In June 1997, the Company entered into a Research and Development Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997 for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998 for further research during an additional 12-month period. The research related payments are treated as deferred revenue and recognized as revenues as related work is performed under the contract. The non-refundable license fee was recognized as revenue in 1997. (See Note 6 of Notes to the Company's Consolidated Financial Statements.)

    In June 1997, the Company entered into an arrangement with Northwest Neurologic, Inc. ("NNL") whereby the Company received a non-exclusive license to patents covering certain melanocortin receptors. In return, NNL received non-exclusive access to a limited number of the Company's combinatorial libraries and a $300,000 license fee, of which $175,000 was paid in June 1997 with the remaining $125,000 due to NNL in May 1998.

    Pursuant to the Restated and Third Amended Research and Option Agreement entered into with TPIMS on April 15, 1997, the Company is committed to spend $1,631,000, due in quarterly installments, for the twelve-month period commencing April 15, 1997, of which $1,245,000 has been paid through December 31, 1997. The Company is obligated to fund research through July 14, 1998 (at a cost of approximately $463,000 for the period from April 15, 1998 to July 14,
1998) and has agreed to pay TPIMS the amount of $1,300,000 plus applicable interest (10% per annum) under the terms of the Restated Agreement, in connection with the acquisition of certain technology and the elimination of related royalties. This payment becomes due April 14, 1998. (See Note 5 of Notes to the Company's Consolidated Financial Statements.)

    In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds(such as HP 228). As of December 31, 1997, $3,154,000 had been funded under the Dura agreement.

    Pursuant to a drug discovery collaboration with Novo Nordisk A/S, the Company received $2,000,000 in February 1996 as an advance payment of library access fees and received an additional $2,000,000 in February 1997. Payments have been treated as deferred revenue and are recognized as revenue as libraries are shipped.

    Effective December 31, 1996, the Company entered into a drug discovery collaboration and license agreement with Chugai Biopharmaceuticals, Inc. ("Chugai"). Under the terms of the agreement, the Company received, as an advance towards future library access charges, up-front payments in January and December 1997 of $1,250,000 and $1,000,000, respectively.

    During 1997, the Company used approximately $9,072,000 of cash to fund operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the scope and results of clinical trials. It is probable, however, that for the foreseeable future, the Company's cash requirements will exceed its revenues. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

    The Company estimates that its existing capital resources, together with facility and equipment financing, will be sufficient to fund its current and planned operations for at least the next 12 months. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

OTHER MATTERS

Impact of Year 2000

    The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation (including a temporary inability to process transactions, send invoices or engage in other ordinary activities). This problem largely affects software programs written years ago, before the issue came to prominence.

    The Company is presently reviewing all of its software for exposure to the Year 2000 issue, including network and workstation software, and does not believe that it has significant associated risk. The Company primarily uses third-party software programs written and updated by outside firms. Currently a plan is being put into place to request certification from each company that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other after 1999, the Company plans to test all of its software during 1998 using a combination of past and future dates. Although no problems are expected to result from these tests, the Company expects that any problems would be corrected before the end of 1998. The cost of modifying or replacing software to bring the Company into compliance, if necessary, is not expected to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors.

     The Company has three classes of Directors (designated Class I, Class II and Class III) serving staggered three-year terms. Class I, II and III Directors have terms expiring at the time of the Annual Meetings of Stockholders to be held in 1998, 1999 and 2000, respectively, or until each such Director's successor shall have been elected and qualified.

     Set forth below is information regarding the Directors as to their principal occupations at present and for the past five years, certain directorships held by each and their ages as of March 1, 1998.

Name                                                                                                   Age
----                                                                                                   ---

CLASS I

Cam L. Garner.........................................................................................  49

        Mr. Garner has served as a Director of the Company since May 1995. Since
        1990, he has been President and Chief Executive Officer and a Director of Dura, a pharmaceutical marketing company and developer of pulmonary drug delivery technology, and in January 1996 he was elected Chairman of the Board of Dura. Prior to joining Dura, Mr. Garner served as President of Syntro Corp. Earlier positions included serving as Senior Vice
        President of Sales and Marketing for Hybritech, Inc., a division of Eli
        Lilly & Co., and acting in several management positions at Corning Glass
        Works and its subsidiary, Gilford, Inc. Mr. Garner is on the Board of Directors of Cardio Dynamics International, Nanogen, Inc., Safeskin
        Corporation, and Spiros Development Corporation II, Inc. ("Spiros
        Corp."). Mr. Garner earned an M.B.A. from Baldwin-Wallace College and a
        B.A. in Biology from Virginia Wesleyan College.

Harvey S. Sadow, Ph.D.......................................................................  75

        Dr. Sadow has served as a Director of the Company since October 1992.
        From January 1988 through December 1990, Dr. Sadow served as Chairman of the Board of Boehringer Ingelheim Corporation and Boehringer Ingelheim
        Pharmaceuticals, Inc. Dr. Sadow served as the President and Chief
        Executive Officer of Boehringer Ingelheim Corporation until his retirement in January 1988. Dr. Sadow serves as the Chairman of the Board of Cortex Pharmaceuticals, Inc. and Cholestech Corp., and is a
        Director of Anika Therapeutics, Inc. and Penederm Corporation. Dr. Sadow received a B.S. from the Virginia Military Institute, an M.S. from the University of Kansas and a Ph.D. from the University of Connecticut.

Robert S. Whitehead.........................................................................  47

        Mr. Whitehead has served as President and Chief Executive Officer of the Company and as a Director of the Company since August 1993. Mr.
        Whitehead was also appointed the Company's acting Chief Financial
        Officer and Chairman of the Board of Directors in February 1998. Prior to joining the Company, Mr. Whitehead was Senior Vice President,
        Commercial Operations, Solvay Pharmaceuticals ("Solvay") from February
        1992 to April 1993. Before joining Solvay, Mr. Whitehead worked at
        Searle Pharmaceuticals where, over 13 years, he held such positions as President and General Manager, Searle Canada, from March 1989 to
        February 1992; Vice President, International Marketing Operations,
        Director of Marketing, Europe; and Vice President, Sales and Marketing,
        Searle de Mexico. Mr. Whitehead is on the Board of Directors of Spiros
        Corp. Mr. Whitehead graduated from Temple University with a degree in pre-medicine.

CLASS II

Jeremy M. Levin, Ph.D.......................................................................  44

        Dr. Levin was the Chief Executive Officer, President and Chairman of the
        Board of Directors of Cadus Pharmaceutical Corporation ("Cadus") from
        December 1992 until January 1998. Dr. Levin joined Cadus in December
        1992 as its Chief Executive Officer and became a Director in January
        1993. In May 1995, Dr. Levin became a Co-Chairman of the Board of
        Directors and in May 1996, Dr. Levin became the Chairman of the Board of Directors of Cadus. From December 1990 to December 1992, Dr. Levin was
        Vice President of Corporate Development for Genzyme Corporation's majority-owned subsidiary, IG Laboratories, Inc., a public laboratory testing company. Prior to that time, Dr. Levin served in a number of positions at biotechnology companies and at major teaching hospitals in Europe. Dr. Levin is a member of the Board of Directors of Physiome
        Sciences, Inc., a private biotechnology company, and Cadus, a member of the Board and Executive Committee of the New York Biotechnology
        Association and a member of the Emerging Companies Section of the Biotechnology Industry Organization. Dr. Levin received a D.Phil. in
        Molecular Biology from the University of Oxford and an MB.BCHIR from the University of Cambridge.

Lawrence D. Muschek, Ph.D...................................................................  54

        Dr. Muschek has served as President, Research and Development of the Company and as a Director of the Company since October 1997. Prior to joining the Company, Dr. Muschek worked for Solvay as Senior Vice
        President, Research and Development worldwide from April 1994 to
        September 1997 and Senior Vice President, Research & Development, United
        States from March 1990 to April 1994. Before joining Solvay, Dr. Muschek worked as the Vice President, Research for Ayerst Laboratories Research,
        Inc. and spent 18 years at McNeil Pharmaceuticals, Inc., a Johnson &
        Johnson affiliate company, where he held positions of increasing responsibility in pharmaceutical research and development. Dr. Muschek received a B.S. in Chemistry from the Philadelphia College of Pharmacy and Science and a Ph.D. in Biochemistry from Michigan State University.

Anders Wiklund..............................................................................  57

        Mr. Wiklund has been an advisor to the biotechnology and pharmaceutical industries since January of 1997 when he formed Wiklund International
        Inc. In 1997, Mr. Wiklund was appointed Senior Vice President of Biacore
        Holding, Inc., a supplier of analytical instruments to the life sciences industry. Between 1993 and 1996, Mr. Wiklund served as President of
        Pharmacia Development Corporation, as Executive Vice President of

        Pharmacia U.S. Inc. and as Vice President, Pharmacia & Upjohn. Prior to
        1993, Mr. Wiklund held a series of executive management positions within the Pharmacia group, including President and CEO of Kabi Vitrum Inc. and Kabi Pharmacia Inc. Mr. Wiklund is on the Board of Directors of InSite
        Vision, Inc., Ribozyme Pharmaceuticals, Inc., Medivir AB and Vascular
        Therapeutics, Inc., a private biotechnology company. Mr. Wiklund graduated from the Pharmaceutical Institute in Stockholm where he received a Master of Pharmacy degree.

CLASS III

James C. Blair, Ph.D........................................................................  58

        Dr. Blair has served as Chairman of the Board of Directors of the Company from September 1992 through January 1998, and as a Director since May 1992. Dr. Blair has been a general partner of Domain
        Associates, a venture capital management company, since 1985. Domain
        Associates manages Domain Partners, L.P., Domain Partners II, L.P.,
        Domain Partners III, L.P. and DP III Associates, L.P., and is the venture capital advisor to Biotechnology Investments Limited. Dr. Blair is on the Boards of Directors of Amylin Pharmaceuticals, Inc., Aurora
        Biosciences, Inc., CoCensys, Inc., Dura, Gensia Sicor, Inc. ("Gensia"), and Vista Medical Technologies, Inc. Dr. Blair received a B.S.E. from
        Princeton University and an M.S.E. and Ph.D. from the University of Pennsylvania, all in electronic engineering.

Harry D. Lambert............................................................................  58

        Mr. Lambert has served as a Director of the Company since April 1994. He has been a partner of InnoCal Associates, L.P., a venture capital company, since June 1993. Prior to joining InnoCal, Mr. Lambert was a partner of the Edison Venture Fund from January 1991 to June 1993. He is a former Group Vice President of Phelps Dodge International Company. Mr.
        Lambert is on the Boards of Directors of several private companies. Mr.
        Lambert received his B.S. from the U.S. Military Academy at West Point, and is a graduate of the Columbia University Graduate School of Business
        Administration Executive Program and the Harvard Graduate School of
        Business Administration Advanced Management Program.

Ronald R. Tuttle, Ph.D......................................................................  61

        Dr. Tuttle has served as a Director of the Company since May 1992. He served as the Company's Executive Vice President, Research and
        Development, from January 1992 to January 1996 and as Chief Scientific
        Officer from January 1996 to December 1996. Dr. Tuttle was Vice
        President, New Drug Discovery at Gensia from 1987 to 1992 and is the inventor of the pharmacological cardiac stress testing system marketed by that company. Prior to joining Gensia, Dr. Tuttle served as the Vice
        President, New Drug Development at Key Pharmaceuticals, Inc. Dr. Tuttle spent 13 years at Eli Lilly & Co., where he invented and led the development of dobutamine (Dobutrex(E)). Dr. Tuttle received his Ph.D.
        in Pharmacology from the University of Manitoba, Canada.

(b) Identification of Executive Officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of March 20, 1998 are as follows:

    ROBERT S. WHITEHEAD, Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer (see information above in Item 10
(a)).

    LAWRENCE D. MUSCHEK, Ph.D., President, Research and Development, and Director (see information above in Item 10 (a)).

    MICHAEL J. GREEN, PH.D., age 55, has served as Vice President, Chemistry since February 1996. He is responsible for all Company activities in combinatorial and medicinal chemistry programs. Before joining the Company, Dr. Green held positions with Schering-Plough Research Institute, culminating with his position as a director of chemistry (first in the anti-allergy and anti-inflammatory, and then in the cardiovascular and central nervous system therapy areas). During his 24 years at Schering-Plough, Dr. Green discovered the topical anti-inflammatory corticosteroid, alclometasone dipropionate (Legerderm(R) and Aclovate(R)) and was part of the team that discovered the non-sedating antihistamine, loratadine (Claritin(R)), and also led the discovery efforts of several compounds that were tested clinically in asthma and psoriasis. Dr. Green received his Ph.D. in Organic Chemistry from The University of Sheffield, United Kingdom.

    SUSAN M. HANAN, age 51, was appointed Vice President of Organizational and Strategic Development in February 1998, a role she managed since joining the Company in 1997. Prior to joining the Company in 1997, Ms. Hanan was an independent consultant with ChangeNet - The Business Transformation Group, from 1994 to 1997, and Megaworx, from 1984 to 1997, where she consulted in the areas of business management and operations. Ms. Hanan spent twelve years at Loyola Marymount University as Dean of Student Affairs from 1973 to 1982 and as Academic Dean of Marymount College from 1970 to 1973. Ms. Hanan received an MS in Higher Education from California State University, Long Beach and a BA in Psychology from Mount Saint Mary's College, Los Angeles.

(c) Section 16(a) Beneficial Ownership Reporting Compliance.

    Under the securities laws of the United States, the Company's Directors, executive officers and any persons holding more than 10% of the issued and outstanding Common Stock are required to report their initial ownership of Common Stock, any subsequent changes in that ownership and, in certain instances, an annual statement of changes in ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Annual Report on Form 10-K those persons who failed to file these reports in a timely manner. In making this disclosure the Company has relied solely upon the written representations of its Directors and executive officers and copies of the reports that have been filed with the SEC. Based upon the Company's review of such representations and reports, the Company believes that all such reports were filed on a timely basis for the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors who are employees of the Company do not receive any fees for service on the Board of Directors. The Company's non-employee Directors receive an initial grant of a non-qualified option to purchase 10,000 shares of Common Stock (an "Initial Option") and a yearly grant (following each Annual Meeting of Stockholders) of a non-qualified option to purchase 3,500 shares of Common Stock (an "Annual Option"). The exercise price for each Initial Option and Annual Option is equal to the fair market value of Common Stock on the date of grant. Initial Options become exercisable in 12 equal installments at three-month intervals over the 36-month period commencing on the date of grant. Annual Options vest in full on the earlier of the first anniversary of the date of grant or the date of the next Annual Meeting of Stockholders. Directors may also be reimbursed for certain expenses in connection with attendance at meetings of the Company's Board of Directors and its committees.

EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table summarizes all compensation paid in the fiscal years ended December 31, 1997, 1996 and 1995 to (i) the Company's Chief Executive Officer and (ii) certain of the Company's other most highly compensated executive officers during 1997.



                                                                                                     LongTerm
                                                                                                   Compensation
                                                                                                      Awards
                                                                 Annual Compensation                Number of
                                                    ------------------------------------------      Securities
                                                                                Other Annual        Underlying        All Other
Name and Principal Position                Year     Salary (1)       Bonus      Compensation      Options(#) (2)    Compensation (3)
---------------------------              ---------  --------------  ----------- --------------    ----------------  ----------------
Robert S. Whitehead                        1997         $ 290,625      $62,550    $    31,250 (4)               -             2,000
  President and Chief Executive Officer    1996           254,167       24,300         25,000 (4)         151,627             1,333
                                           1995           225,000            -         25,000 (4)               -             2,000

Lawrence D. Muschek (5)                    1997            52,083            -              -             200,000            20,841
  President, Research and Development      1996                 -            -              -                   -                 -
                                           1995                 -            -              -                   -                 -

Michael J. Green                           1997           175,000       96,837              -              25,000            13,820
  Vice President, Chemistry                1996           141,288            -              -              30,232            38,080
                                           1995                 -            -              -                   -                 -

Bernard D. King (6)                        1997           164,180       39,750              -                   -            10,395
  Executive Vice President, Biological     1996           195,000            -              -              62,557             2,000
  Sciences and Development                 1995           179,500            -              -              58,139             2,000

Terence E. McMorrow (7)                    1997            83,542       36,750              -                   -            107,140
  Vice President, Finance and              1996           145,000       27,000              -              33,069             31,640
  Corporate Development, and Secretary     1995           145,000            -              -                   -              2,000

----------------

(1) Includes amounts deferred pursuant to the Company's 401(k) Plan.

(2) In January 1996, the unvested portions of certain options granted under the Company's Amended and Restated 1992 Stock Plan for certain Company executive officers were canceled and options exercisable for share amounts equivalent to such canceled portions were granted under the Company's 1995 Stock Plan to such executives (the "Regranted Options"). Although the exercise price of the Regranted Options ($2.15 per share of Common Stock) represented an increase over the exercise prices of the canceled options (ranging from $.7525 to $1.075 per share of Common Stock), the Company agreed to distribute to each executive, at the time of any exercise of a Regranted Option, an amount equal to the increase in exercise price incurred. The Regranted Options retain the vesting schedule of the canceled options. The Regranted Options include options to acquire 45,348 shares, 26,093 shares and 58,604 shares for Dr. King, Mr. McMorrow and Mr. Whitehead, respectively.

(3) Includes reimbursement for relocation expenses paid to Dr. Muschek ($20,841 in 1997), Dr. Green ($11,820 in 1997 and $36,080 in 1996) and Mr. McMorrow
    ($12,453 in 1997 and $29,640 in 1996); compensation to Mr. McMorrow ($28,049 in 1997) for the exercise of Regranted Options; compensation to Mr. McMorrow ($44,923 in 1997) pursuant to a consulting arrangement implemented following his resignation from the Company on June 30, 1997; as well as amount paid in 1997 to Dr. King and Mr. McMorrow for earned vacation in connection with their resignations from the Company on October 24, 1997 and June 30, 1997 ($8,395 for Dr. King and $20,631 for Mr. McMorrow). The balance of these amounts reflects the Company's matching contributions pursuant to the Company's 401(k) plan.

(4) In 1994, the Company loaned Mr. Whitehead $100,000, which is evidenced by a promissory note. The loan bears simple interest at prime rate plus 1% per annum, with interest payable quarterly. The original principal amount of the loan is forgiven at a rate of 25% per year on the anniversary date of the note. In 1997, the Company loaned Mr. Whitehead an additional $100,000 which is evidenced by a promissory note having the same terms as the first loan. Amounts reflected represent the recognition of compensation for the forgiveness of principal on the loans.

(5) Dr. Muschek joined the Company on October 6, 1997. In 1997, the Company loaned Dr. Muschek $75,000, which was evidenced by a promissory note. The loan was repaid in full, in the third quarter 1997, with interest at the prime rate plus 1% per annum.

(6) Dr. King resigned from his position with the Company on October 24, 1997.

(7) Mr. McMorrow resigned from his position with the Company on June 30, 1997.

Stock Options

    The following tables set forth certain information as of December 31, 1997 and for the fiscal year then ended with respect to options to acquire Common Stock granted to and exercised by the individuals named in the Summary Compensation Table above. No stock appreciation rights have been granted to date.



                                                           Individual Grants
                                 -------------------------------------------------------------------
                                                                                                          Potential Realizable
                                                                                                           Value at Assumed
                                   Number of          Percentage of                                       Annual Rates of Stock
                                   Securities         Total Options                                         Price Appreciation
                                   Underlying          Granted to          Exercise                        for Option Term (5)
                                    Options           Employees in           Price       Expiration    -----------------------------
    Name                          Granted (#)          Fiscal Year          ($/Sh) (3)   Date (4)       5% ($)            10% ($)
    ----                         ---------------    ------------------    ------------   -----------   ------------   --------------
Lawrence D. Muschek                   200,000 (1)             32.5%        $   4.63       10/6/07      $ 302,089         $ 1,506,634
Michael J. Green                       25,000 (2)              4.1             4.38       4/25/07         68,785             174,316


---------------

(1) The options granted to Dr. Muschek are subject to the following vesting schedule: (i) 10% of the shares subject to the option vest three months following the date of grant; and (ii) 6% of the shares subject to the option vest at the end of each successive three-month period following the vesting of the initial 10% (thus permitting 100% vesting over the course of 48 months); provided that these options, subject to certain conditions, immediately vest upon a merger, reorganization or other change in control of the Company.

(2) The options granted to Dr. Green are subject to the following vesting schedule: (i) 4% of the shares subject to the option immediately vest upon grant; and (ii) 6% of the shares subject to the option vest at the end of each successive three-month period following the date of the grant (thus permitting 100% vesting over the course of 48 months); provided that these immediately vest upon a merger, reorganization or other change in control of the Company.

(3) The exercise price on the date of grant was equal to 100% of the per share fair market value of Common Stock on the date of grant.

(4) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(5) The 5% and 10% assumed annual rates of compounded stock price appreciation are suggested by rules of the Securities and Exchange Commission and do not represent Company estimates or projections regarding the future price of Common Stock. There can be no assurance provided to any executive officer or any other holder of the Company's securities that actual stock price movement over the 10-year option term will be at the assumed 5% and 10% levels of appreciation, or any other defined level.

                       Aggregate Option Exercises in 1997
                         and 1997 Year-End Option Values


                                                                     Number of                               Value of
                                                               Securities Underlying                       Unexercised
                        Shares                                  Unexercised Options                    in-the-Money Options
                       Acquired                               at December 31, 1997(#)                at December 31, 1997(1)
                          on               Value         ------------------------------------   ------------------------------------
Name                 Exercise(#)         Realized        Exercisable         Unexercisable      Exercisable         Unexercisable
----                ---------------   ----------------   -------------      -----------------   -------------      -----------------
Robert S. Whitehead              -           $      -         182,325                 50,232       $ 347,843         $       64,674

Lawrence D. Muschek              -                  -               -                200,000               -                      -

Michael J. Green                 -                  -          17,907                 37,325          17,905                 21,018

Bernard D. King                  -                  -          44,092                      -          70,519                      -

Terence E. McMorrow         46,510             94,379 (2)           -                      -               -                      -


------------

(1) Calculated on the basis of (i) the fair market value of Common Stock at December 31, 1997 ($3.4375 per share) minus (ii) the exercise price.

(2) Calculated on the basis of (i) the fair market value of Common Stock at September 25, 1997 ($3.875 per share) minus (ii) the exercise price

Executive Employment Agreement and Termination of Employment and Change in Control Arrangements

    Pursuant to the terms of an Executive Employment Agreement dated August 16, 1993 between the Company and Robert S. Whitehead, the Company agreed to retain Mr. Whitehead as President and Chief Executive Officer of the Company at an annual salary of $225,000. In May 1997, this amount was increased to $300,000 per year. The Agreement also provides that Mr. Whitehead is entitled to a continuation of 75% of his base salary for up to 180 days if he is terminated without cause. In connection with the Agreement, Mr. Whitehead was granted options to acquire 139,534 shares of Common Stock at $0.75 per share (vesting over four years). Of this amount, options to acquire 58,604 shares were canceled under the original grant and regranted in January 1996, but with an exercise price of $2.15 per share (although arrangements have been made by the Company to distribute to Mr. Whitehead an amount equal to the difference in exercise prices upon any exercise - see "Certain Transactions" below). In March 1994, the Company also made a loan in the principal amount of $100,000 to Mr. Whitehead. The principal amount of the loan is being forgiven on a quarterly basis over a four-year term, which commenced in June 1994. In July 1997, the Company made an additional loan to Mr. Whitehead in the principal amount of $100,000 with the same terms as the first loan.

    Pursuant to the terms of an Executive Employment Agreement dated October 6, 1997 between the Company and Lawrence D. Muschek, the Company agreed to retain Dr. Muschek as President, Research & Development of the Company at an annual salary of $250,000. The Agreement also provides that if Dr. Muschek is terminated without cause, he is entitled to the balance of his base salary during the period from the date of termination through October 6, 1999, the end of the term of the Agreement. In connection with the Agreement, Dr. Muschek was granted options to acquire 200,000 shares of Common Stock at $4.625 per share (vesting over four years).

    Options granted to officers and Directors of the Company vest fully in the event the Company is subject to a change in control (as defined in the respective stock option plans under which such options are granted).

Compensation Committee Interlocks and Insider Participation

    During 1997, the Compensation Committee consisted of Dr. Blair, Mr. Lambert, and Mr. Wiklund, each of whom is an outside Director of the Company. None of the members of the Compensation Committee had any "interlock" relationship to report during the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 1, 1998 as to shares of Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock; (ii) each of the Company's Directors; (iii) each of the individuals named in the Summary Compensation Table above; and (iv) all Directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

Directors, Nominees, Named Executive                                                                          Percent
Officers, 5% Stockholders, and Directors                            Shares Beneficially                     Beneficially
and Executive Officers as a Group                                      Owned (1)(2)                         Owned (1)(2)
------------------------------------------------                   ----------------------             -------------------------
Amerindo Investment Advisors                                                    855,000                       6.1%
              399 Park Avenue, 18th Floor
              New York, New York 10022

Biotechnology Investments Limited                                             1,386,832                      10.0
              Post Office Box 58
              St. Julian's Court
              St. Peter Port
              Guernsey, Channel Islands

Domain Partners II, L.P.                                                      1,444,084                      10.4
              One Palmer Square
              Princeton, New Jersey 08542

Domain Partners III, L.P.                                                     1,086,633                       7.8
              One Palmer Square
              Princeton, New Jersey 08542

DP III Associates, L.P.                                                          37,793                         *
              One Palmer Square
              Princeton, New Jersey 08542

Domain Associates                                                                 6,966                         *
              One Palmer Square
              Princeton, New Jersey 08542

Dura Pharmaceuticals                                                            775,193                       5.6
              7474 Lusk Boulevard
              San Diego, California 92121

InnoCal, L.P. (3)                                                               654,643                       4.7
              600 Anton Boulevard
              Costa Mesa, California 92626

James C. Blair (4)                                                            3,387,741                      24.3
Cam L. Garner (5)                                                               786,924                       5.7
Harry D. Lambert (6)                                                            654,643                       4.7
Jeremy M. Levin (7)                                                               3,124                         *
Lawrence D. Muschek (8)                                                          33,000                         *
Harvey S. Sadow (9)                                                              21,015                         *
Ronald R. Tuttle (10)                                                           244,938                       1.8
Anders Wiklund (11)                                                               3,124                         *
Robert S. Whitehead (12)                                                        199,446                       1.4
Michael J. Green (13)                                                            24,878                         *
Bernard D. King                                                                  44,605                         *
Terence E. McMorrow                                                              47,672                         *
All directors and executive officers as a group (13 persons)(14)              4,679,657                      33.9



    ------------
*    Less than 1%.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that may be exercised within 60 days after March 1, 1998. Shares issuable pursuant to such options are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) Includes 12,642 shares issuable upon exercise of options held by InnoCal, L.P. that are exercisable within the 60-day period following March 1, 1998.

(4) Includes 7,072 shares issuable upon exercise of options held by Dr. Blair that are exercisable within the 60-day period following March 1, 1998. Also includes 1,444,084 shares beneficially owned by Domain Partners II, L.P., 1,086,633 shares beneficially owned by Domain Partners III, L.P., 37,793 shares beneficially owned by DP III Associates, L.P. and 6,966 shares beneficially owned by Domain Associates. Dr. Blair is a general partner of One Palmer Square Associates, II, L.P., which is the general partner of Domain Partners II, L.P., and he is also a general partner of One Palmer Square Associates, III, L.P., the general partner of Domain Partners III, L.P. and DP III Associates, L.P. Dr. Blair has indirect beneficial ownership of these shares. Dr. Blair is a general partner of Domain Associates. Dr. Blair disclaims beneficial ownership of shares held by One Palmer Square Associates, II, L.P. and One Palmer Square Associates, III, L.P. which are not actually distributed to him. Also includes 775,193 shares beneficially owned by Dura Pharmaceuticals, Inc. ("Dura"). Dr. Blair is a director of Dura. Dr. Blair disclaims beneficial ownership of shares held by Dura.

(5) Includes 775,193 shares beneficially owned by Dura. Mr. Garner is President, Chief Executive Officer and Chairman of the Board of Dura. Mr. Garner disclaims beneficial ownership of shares held by Dura. Includes 11,173 shares issuable upon exercise of options held by Mr. Garner that are exercisable within the 60-day period following March 1, 1998.

(6) Includes 642,001 shares beneficially owned by InnoCal, L.P. Mr. Lambert is a general partner of InnoCal Associates, L.P., the general partner of InnoCal, L.P. Also includes 12,642 shares issuable upon exercise of options held by InnoCal, L.P. that are exercisable within the 60-day period following March 1, 1998. Mr. Lambert disclaims beneficial ownership of the shares issued or issuable to InnoCal, L.P. except to the extent of his pecuniary interest therein.

(7) Includes 3,124 shares issuable upon exercise of options held by Dr. Levin that are exercisable within the 60-day period following March 1, 1998.

(8) Includes 32,000 shares issuable upon exercise of options held by Dr. Muschek that are exercisable within the 60-day period following March 1, 1998.

(9) Includes 9,555 shares issuable upon exercise of options held by Dr. Sadow that are exercisable within the 60-day period following March 1, 1998.

(10) Includes 31,859 shares issuable upon exercise of options held by Dr. Tuttle that are exercisable within the 60-day period following March 1, 1998.

(11) Includes 3,124 shares issuable upon exercise of options held by Mr. Wiklund that are exercisable within the 60-day period following March 1, 1998.

(12) Includes 193,487 shares issuable upon exercise of options held by Mr. Whitehead that are exercisable within the 60-day period following March 1, 1998.

(13) Includes 22,721 shares issuable upon exercise of options held by Dr. Green that are exercisable within the 60-day period following March 1, 1998.

(14) Includes 330,497 shares issuable upon exercise of options that are exercisable within the 60-day period following March 1, 1998. Includes 1,444,084 shares held by Domain Partners II, L.P., 1,086,633 shares held by Domain Partners III, L.P., 37,793 shares held by DP III Associates, L.P., and 6,966 shares held by Domain Associates. See footnote (4). Includes 775,193 shares held by Dura and 654,643 shares held by InnoCal, L.P. See footnotes (3), (4) and (5).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Jeremy M. Levin, a current member of the Company's Board of Directors, served as the Chief Executive Officer, President and Chairman of the Board of Directors of Cadus Pharmaceutical Corporation ("Cadus") from December 1992 through January 1998. The Company and Cadus are parties to a joint discovery alliance which commenced in January 1995. Pursuant to this arrangement, the Company is providing Cadus with access to the Company's combinatorial libraries at no charge in exchange for joint ownership of any resulting discoveries. During 1997, no amounts were paid either to Cadus from the Company or from Cadus to the Company pursuant to this or any other relationship between the parties.

    The Company's scientific founder and a former member of the Company's Board of Directors, Richard A. Houghten, is a founder, Director and President of the Torrey Pines Institute for Molecular Studies ("TPIMS"). Pursuant to a Restated and Third Amended Research and Option Agreement (the "TPIMS Agreement"), the Company relied upon TPIMS during 1997, as an independent contractor, for basic research and laboratory facilities and scientific personnel necessary for the Company to conduct a portion of its combinatorial chemistry program and syntheses of iterations and individual compounds. Pursuant to the TPIMS Agreement, the Company has provided TPIMS with funding totaling approximately $1,867,066, $2,522,000, $2,434,000, $1,797,000, $1,855,000 and $1,351,000 for
the years ending December 31, 1997, 1996, 1995, 1994, 1993 and 1992, respectively. However, on January 26, 1998, the Company announced that effective July 14, 1998, it would discontinue the research and licensing arrangement under the TPIMS Agreement.

    On September 19, 1997, the Company advanced to its President, Research & Development, Lawrence D. Muschek, Ph.D., a loan in the amount of $75,000. Interest accumulated on the outstanding principal balance at the rate of 9.5% per annum from the date of the note until paid in full. The note was due and payable on November 19, 1997. However, the principal balance of the loan, plus applicable interest, was paid to the Company in full on November 7, 1997.

    On July 3, 1997, the Company advanced to its Chief Executive Officer, Robert
S. Whitehead, a forgivable loan in the amount of $100,000 due on or before June 11, 2001. Interest on the loan, calculated at prime plus 1% in effect from time to time, is payable quarterly, with the principal balance to be forgiven in equal quarterly installments of $6,250 until either the loan is forgiven in full or the total amount of the forgiveness and principal paid in lawful money equals the original principal amount of the note. The note, to the extent unpaid or unforgiven, becomes due and payable upon the termination of Mr. Whitehead's employment. In March 1994, the Company made a similar loan to Mr. Whitehead in the initial amount of $100,000 with the same terms as the July 1997 note.

    On February 28, 1997, the Company sold all of the issued and outstanding shares (the "Shares") of the capital stock of Multiple Peptide Systems, Inc. ("MPS") to a company ("Newco") owned by Richard A. Houghten. In exchange for the Shares, the Company received $1,500,000 during 1997. In addition, on each of February 28, 2000, 2001 and 2002, Newco will be required to make payments to the Company of at least $250,000 (the "Future Payments"). The obligations of Newco with respect to Future Payments are secured by a pledge of shares of Common Stock held by a revocable trust formed by Dr. Houghten and his wife. The consideration for the Shares was determined by negotiation between Dr. Houghten and the Company. As part of the arrangements made in connection with the sale of the Shares, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS. In addition to being a founder and a former member of the Company's Board of Directors, prior to the sale of the Shares Dr. Houghten was also the Chief Technical Officer of the Company. In connection with the sale, however, Dr. Houghten resigned as an officer of the Company. Upon such resignation (effective February 28, 1997), previously unvested options held by Dr. Houghten to acquire 28,605 shares of Common Stock (with an exercise price of $2.15 per share) became fully vested.

    In February 1996, the Company entered into an agreement with Dura which requires, among other things, the Company to pay Dura $6,000,000 over four years for product development (the "Dura Agreement"). As of December 31, 1997, $3,154,000 had been funded under the Dura Agreement. Cam L. Garner, a member of the Company's Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of Directors of Dura. James C. Blair, a member of the Board of Directors of Dura, is a member of the Company's Board of Directors. Mr. Garner and Robert S. Whitehead, the Company's President, Chief Executive Officer, Chairman of the Board and acting Chief Financial Officer, are members of the Board of Directors of Spiros Development Corporation II, Inc., a research and development company for which Dura performs certain work concerning applications of Dura's drug delivery technology. In connection with the Dura Agreement, Dura invested $5,000,000 in the Company's stock.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1)  Financial Statements

    The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-K:
         Report of Ernst & Young LLP,
         Independent Auditors.......................    F-2

         Consolidated Balance Sheets at December
         31, 1997 and 1996..........................    F-3

         Consolidated Statements of Operations for
         each of the three years in the period
         ended December 31, 1997....................    F-4

         Consolidated Statements of Stockholders'
         Equity (Deficit) for each of the
         three years in the period ended
         December 31, 1997..........................    F-5

         Consolidated Statements of Cash Flows
         for each of the three years in the
         period ended December 31, 1997.............    F-6

         Notes to Consolidated Financial
         Statements.................................    F-7

    (2)  Financial Statement Schedules

    Financial statement schedules have been omitted since they are either not required or not applicable, or the information is otherwise included.

    (3) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified with an asterisk ("*") in the table of exhibits set forth below at item 14(c).

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

(C) EXHIBITS

    The exhibits listed below are required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT

2.1+(1) Stock Purchase Agreement dated as of February 28, 1997 among the Registrant, Multiple Peptide Systems, Inc., RAH Acquisition Corp. and Richard A. Houghten, Ph.D.

3.3(2)     Restated Certificate of Incorporation of the Registrant.

3.4(3) Certificate of Ownership and Merger (amending Section 1 of the Restated Certificate of Incorporation)

3.5(4)     Amended and Restated Bylaws of the Registrant.

4.1        Reference is made to Exhibits 3.3, 3.4 and 3.5.

10.1(2) Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT

*10.2(2)   Amended and Restated 1992 Stock Plan of the Registrant (the "1992
           Plan").

*10.3(2)   Forms of agreements under the 1992 Plan.

*10.4(2)   1995 Stock Plan of the Registrant (the "1995 Plan").

*10.5(2)   Forms of agreements under the 1995 Plan.

*10.6(5) 1996 Incentive Stock Plan of the Registrant, as amended (the "1996 Plan").

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

10.46+(2)  Research and Development Agreement dated February 7, 1996 between
           Dura Pharmaceuticals, Inc. and the Registrant.

10.47++    Officers & Associates Bonus Plan (1997 - June 1998)

10.48+(6)  Restated and Third Amended Research and Option Agreement entered into as of April 15, 1997 between Torrey Pines Institute for Molecular Studies and the Company

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT

10.49+(6)  Research and Development Agreement dated as of June 18, 1997 between
           Ono Pharmaceutical Co., Ltd. and the Company.

10.50(7) Lease between the Company and Aid Associations for Lutherans, dated September 24, 1997, for premises at 9880 Campus Point Drive.

10.51(7) Equipment Financing Line between the Company and Lease Management Services, Inc. dated September 19, 1997.

10.52(7)   Note for $100,000 from Robert S. Whitehead dated June 12, 1997.

*10.53 Executive Employment Agreement between Lawrence D. Muschek and the Registrant dated October 6, 1997.

10.54(7)   Note for $75,000 from Lawrence D. Muschek dated September 18, 1997.

10.55      Reference is made to Exhibits 2.1 and 2.2.

11.1       Schedule computing net loss per share.

21.1(4)    Subsidiaries of the Registrant.

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

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 1, 1997 (Exhibit 1).

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Exhibit 3.4).

(5) Incorporated by reference from Appendix A of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

+ The Registrant has been granted confidential treatment of certain portions of these agreements or arrangements.

++ The Registrant has requested confidential treatment of certain portions of these agreements or arrangements.

(D)  FINANCIAL STATEMENT SCHEDULES.

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TREGA BIOSCIENCES, INC.

Date:    March 31, 1998             /s/ Robert S. Whitehead
                                    --------------------
                                    Robert S. Whitehead
                                    President, Chief Executive Officer,
                                    Chairman of the Board of
                                    Directors and Acting Chief Financial Officer
                                    (Principal Executive, Financial and
                                    Accounting Officer)

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Whitehead and Lawrence D. Muschek, Ph.D., and each one of them, his true and lawful attorney-in-fact, each with full power of substitution, in any and all capacities to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                               TITLE                      DATE

/s/ Robert S. Whitehead        President, Chief Executive          March 31, 1998
--------------------------     Officer,
Robert S. Whitehead            Chairman of the Board of
                               Directors  and Acting Chief
                               Financial Officer (Principal
                               Executive, Financial and
                               Accounting Officer)


/s/ James C. Blair             Director                            March 31, 1998
---------------------------
James C. Blair

/s/ Cam L. Garner              Director                            March 31, 1998
---------------------------
Cam L. Garner

/s/ Harry D. Lambert           Director                            March 31, 1998
---------------------------
Harry D. Lambert

/s/ Jeremy M. Levin            Director                            March 31, 1998
---------------------------
Jeremy M. Levin

/s/ Lawrence D. Muschek        Director                            March 31, 1998
---------------------------
Lawrence D. Muschek

/s/ Harvey S. Sadow            Director                            March 31, 1998
---------------------------
Harvey S. Sadow

/s/ Ronald R. Tuttle           Director                            March 31, 1998
---------------------------
Ronald R. Tuttle

/s/ Anders P. Wiklund          Director                            March 31, 1998
---------------------------
Anders P. Wiklund

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
TREGA BIOSCIENCES, INC.

  Report of Ernst & Young LLP, Independent Auditors             F-2

  Consolidated Balance Sheets at December 31, 1997 and 1996     F-3

  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 1997           F-4

  Consolidated Statements of Stockholders' Equity (Deficit)
    for each of the three years in the period ended
    December 31, 1997                                           F-5

  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 1997           F-6

  Notes to Consolidated Financial Statements                    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Trega Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Trega Biosciences, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trega Biosciences, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                      /s/ ERNST & YOUNG LLP

San Diego, California
February 28, 1998

                                 Trega Biosciences, Inc.
                               Consolidated Balance Sheets
                            (in thousands, except share data)

                                                                        DECEMBER 31,
                                                                    1997          1996
                                                                    ----          ----
 ASSETS
 Current assets:
    Cash and cash equivalents                                      $  5,457      $ 13,615
    Short-term investments                                           13,970        13,828
    Accounts receivable and other current assets                        676           763
                                                                   --------      --------
 Total current assets                                                20,103        28,206

 Property and equipment, at cost:
    Machinery and equipment                                           4,531         2,757
    Leasehold improvements                                              422           426
    Furniture and fixtures                                              241           229
                                                                   --------      --------
                                                                      5,194         3,412
    Less accumulated depreciation and amortization                   (2,453)       (1,667)
                                                                   --------      --------
                                                                      2,741         1,745
 Other assets                                                         2,275           562
                                                                   --------      --------
                                                                   $ 25,119      $ 30,513
                                                                   ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                               $    211      $    810
    Accrued compensation                                                497           769
    Other accrued liabilities                                         1,479         1,951
    Current portion of obligations under capital leases                 271           433
    Current portion of equipment notes payable                          346             -
    Current portion of notes payable                                  1,506             -
    Deferred revenue                                                  3,002         1,761
                                                                   --------      --------
 Total current liabilities                                            7,312         5,724

 Obligations under capital leases                                       298           633
 Long-term equipment notes payable                                    1,159             -
 Long-term notes payable                                                132             -

 Commitments and contingencies

 Stockholders' equity:
    Common stock, $.001 par value:
      Authorized shares - 40,000,000 at December 31, 1997
      Issued and outstanding shares - 13,863,562 and
      13,368,772 at December 31, 1997 and 1996,
      respectively                                                       14            13
    Additional paid-in capital                                       73,087        71,050
    Common stock issuable                                                16         1,281
    Deferred compensation                                            (1,270)       (1,931)
    Accumulated deficit                                             (55,629)      (46,257)
                                                                   --------      --------
 Total stockholders' equity                                          16,218        24,156
                                                                   --------      --------
                                                                   $ 25,119      $ 30,513
                                                                   ========      ========

See accompanying notes.

                                   Trega Biosciences, Inc.
                            Consolidated Statements of Operations
                          (in thousands, except net loss per share)

                                                         YEARS ENDED DECEMBER 31,
                                                1997              1996              1995
                                                ----              ----              ----
Revenues:
   Contract research and license fees       $      7,334        $    5,750       $      293
   Net sales                                         430             2,507            1,077
                                            ------------        ----------       ----------
                                                   7,764             8,257            1,370

Costs and expenses:
   Cost of sales                                     341             2,025            1,313
   Research and development                       14,819            11,781            7,289
   Acquired in-process research and
      development                                      -             2,585                -
   Selling, general and administrative             4,346             4,191            2,722
                                            ------------        ----------       ----------
                                                  19,506            20,582           11,324
                                            ------------        ----------       ----------
Loss from operations                             (11,742)          (12,325)          (9,954)

Other income (expense):
   Loss on investment                                (88)             (534)               -
   Interest income                                 1,405             1,274              136
   Interest expense                                 (202)             (103)             (86)
   Gain on sale of MPS                             1,255                 -                -
   Corporate joint venture                             -                 -              414
                                            ------------        ----------       ----------
Net loss                                    $     (9,372)       $  (11,688)      $   (9,490)
                                            ============        ==========       ==========

Basic and diluted net loss per share        $       (.69)       $      (.97)     $     (1.32)
                                            ============        ===========      ===========

Shares used in computing basic and
   diluted net loss per share                     13,603             12,071           7,215
                                            ============           ========         =======




                   See accompanying notes.

                             Trega Biosciences, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                        (in thousands, except share data)

                                                                                                                  ADDITIONAL
                                                      PREFERRED STOCK                     COMMON STOCK              PAID-IN
                                                  SHARES           AMOUNT           SHARES          AMOUNT          CAPITAL
                                                -----------      -----------      -----------     -----------     -----------
Balance at December 31, 1994                     13,086,040      $        13          266,651     $        --     $    22,053
   Issuance of preferred stock                    2,845,453                3               --              --           7,997
   Exercise of stock options                             --               --           43,723              --              29
   Deferred compensation for
     issuance of stock options                           --               --               --              --             288
   Amortization of deferred
     compensation                                        --               --               --              --              --
   Dividends on Series One
     preferred stock at $.08 per
     share                                               --               --               --              --              --
   Net loss                                              --               --               --              --              --
                                                -----------      -----------      -----------     -----------     -----------
Balance at December 31, 1995                     15,931,493               16          310,374              --          30,367
   Issuance of preferred stock                    3,366,670                3               --              --          10,054
   Exercise of stock options                             --               --           94,383              --             100
   Deferred compensation for
     issuance of stock options                           --               --               --              --           2,218
   Amortization of deferred
     compensation                                        --               --               --              --              --
   Dividends on Series One
     preferred stock at $.08 per
     share                                               --               --               --              --              --
   Initial public offering of
     common stock                                        --               --        3,795,000               4          27,339
   Conversion of preferred stock to
     common stock                               (19,298,163)             (19)       8,975,845               9              10
   Issuance of common stock for
     business acquisition of
     ChromaXome Corp.                                    --               --          193,170              --           1,093
   Recognition of ChromaXome Corp.
     milestones                                          --               --               --              --              --
   Unrealized loss on short-term
     investments                                         --               --               --              --            (131)
   Net loss                                              --               --               --              --              --
                                                -----------      -----------      -----------     -----------     -----------
Balance at December 31, 1996                             --               --       13,368,772              13          71,050
                                                -----------      -----------      -----------     -----------     -----------
   Exercise of stock options and other                   --               --          211,284              --             473
   Issuance of common stock under
     employee stock purchase plan                        --               --           30,581              --             119
   Amortization of deferred
     compensation                                        --               --               --              --              --
   Reverse unrealized loss on
     short-term investments                              --               --               --              --             131
   Issuance of common  stock
     related to previous recognition
     of ChromaXome Corp. milestones                      --               --          240,804               1           1,264
   Issuance of common stock for services                 --               --           12,121              --              50
   Net loss                                              --               --               --              --              --
                                                -----------      -----------      -----------     -----------     -----------
Balance at December 31, 1997                             --               --       13,863,562     $        14     $    73,087
                                                -----------      -----------      -----------     -----------     -----------

                                                ===========      ===========      ===========     ===========     ===========

                                                  COMMON
                                                  STOCK           DEFERRED        ACCUMULATED
                                                 ISSUABLE       COMPENSATION       DEFICIT            TOTAL
                                                -----------      -----------      -----------      -----------
Balance at December 31, 1994                    $        --      $        --      $   (24,864)     $    (2,798)
   Issuance of preferred stock                           --               --               --            8,000
   Exercise of stock options                             --               --               --               29
   Deferred compensation for
     issuance of stock options                           --             (288)              --               --
   Amortization of deferred
     compensation                                        --               52               --               52
   Dividends on Series One
     preferred stock at $.08 per
     share                                               --               --             (168)            (168)
   Net loss                                              --               --           (9,490)          (9,490)
                                                -----------      -----------      -----------      -----------
Balance at December 31, 1995                             --             (236)         (34,522)          (4,375)
   Issuance of preferred stock                           --               --               --           10,057
   Exercise of stock options                             --               --               --              100
   Deferred compensation for
     issuance of stock options                           --           (2,218)              --               --
   Amortization of deferred
     compensation                                        --              523               --              523
   Dividends on Series One
     preferred stock at $.08 per
     share                                               --               --              (47)             (47)
   Initial public offering of
     common stock                                        --               --               --           27,343
   Conversion of preferred stock to
     common stock                                        --               --               --               --
   Issuance of common stock for
     business acquisition of
     ChromaXome Corp.                                    --               --               --            1,093
   Recognition of ChromaXome Corp.
     milestones                                       1,281               --               --            1,281
   Unrealized loss on short-term
     investments                                         --               --               --             (131)
   Net loss                                              --               --          (11,688)         (11,688)
                                                -----------      -----------      -----------      -----------
Balance at December 31, 1996                          1,281           (1,931)         (46,257)          24,156
                                                -----------      -----------      -----------      -----------
   Exercise of stock options and other                   --               --               --              473
   Issuance of common stock under
     employee stock purchase plan                        --               --               --              119
   Amortization of deferred
     compensation                                        --              661               --              661
   Reverse  unrealized loss on
     short-term investments                              --               --               --              131
   Issuance of common  stock
     related to previous recognition
     of ChromaXome Corp. milestones                  (1,265)              --               --               --
   Issuance of common stock for services                 --               --               --               50
     Net loss                                            --               --           (9,372)          (9,372)
                                                -----------      -----------      -----------      -----------
Balance at December 31, 1997                    $        16      $    (1,270)     $   (55,629)     $    16,218
                                                -----------      -----------      -----------      -----------

                                                ===========      ===========      ===========      ===========


See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                                1997          1996          1995
                                                              --------      --------      --------
OPERATING ACTIVITIES
Net loss                                                      $ (9,372)     $(11,688)     $ (9,490)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                               1,033           790           434
     Amortization of note receivable discount                      (37)           --            --
     Amortization of deferred compensation                         661           523            52
     Realized loss on sale of investment                            88           534            --
     Corporate joint venture                                        --            --          (414)
     License fee income                                             --        (3,369)           --
     Common stock issued for services                               50            --            --
     Gain on sale of MPS                                        (1,255)           --            --
     Acquired in-process research and development                   --         2,374            --
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets from
       sale of MPS in 1997 and corporate joint venture in
       1995:
         Accounts receivable                                       (61)         (220)          250
         Other current assets                                     (422)         (150)          116
         Accounts payable                                         (479)          481           (32)
         Other accrued liabilities                                (522)        1,361           221
         Deferred revenue                                        1,244          (243)        1,932
                                                              --------      --------      --------
Net cash used in operating activities                           (9,072)       (9,607)       (6,931)

INVESTING ACTIVITIES
Purchase of short-term investments                             (21,540)      (26,574)           --
Maturities of short-term investments                            21,441        15,450            --
Additions to property and equipment, net                        (2,045)         (798)         (134)
Proceeds from sale of MPS, net                                   1,149            --            --
Cash acquired from corporate joint venture                          --            --           130
Purchase of ChromaXome Corp., net of cash acquired                  --             6            --
Other assets                                                       (39)         (288)         (205)
                                                              --------      --------      --------
Net cash used in investing activities                           (1,034)      (12,204)         (209)

FINANCING ACTIVITIES
Principal payments under debt obligations                         (569)         (416)         (244)
Proceeds from equipment notes and notes payable                  1,925            --            --
Redemption of preferred stock                                       --        (2,819)           --
Issuance of common and preferred stock                             592        37,500         8,029
                                                              --------      --------      --------
Net cash provided by financing activities                        1,948        34,265         7,785
                                                              --------      --------      --------
Net (decrease) increase in cash and cash equivalents            (8,158)       12,454           645

Cash and cash equivalents at beginning of year                  13,615         1,161           516
                                                              --------      --------      --------
Cash and cash equivalents at end of year                      $  5,457      $ 13,615      $  1,161
                                                              ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                        $    117      $     87      $     86
                                                              ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital lease
   obligations                                                $     --      $    450      $    185
                                                              ========      ========      ========
Receipt of Magainin common stock in exchange for
   license agreement                                          $     --      $  3,369      $     --
                                                              ========      ========      ========
Common stock issued and common stock issuable in
   connection with the purchase of ChromaXome Corp.           $     --      $  2,374      $     --
                                                              ========      ========      ========
Dividends on Series One preferred stock at $.08 per
   share                                                      $     --      $     47      $    168
                                                              ========      ========      ========
Notes received in connection with the sale
   of MPS, net of discount of $213,000                        $    537      $     --      $     --
                                                              ========      ========      ========
Note payable issued in exchange for TPIMS patent and
    purchased technology                                      $  1,300      $     --      $     --
                                                              ========      ========      ========


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

    Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company pursuing the identification and early-stage development of novel, small-molecule drug therapies through combinatorial chemistry and other drug discovery technologies. The synthetic chemistry technologies used by Trega in its combinatorial chemistry program enable the Company to provide a wide range of small-molecule libraries constructed in single-based compound arrays -- a format that permits the rapid identification of active compounds after testing in a biological assay. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates. The Company also conducts an internal drug discovery program currently focused on investigating the biological role of melanocortin receptors. The most clinically advanced compound, HP 228, is being evaluated in a Phase II study in patients undergoing elective hip or knee replacement surgery. The Company's subsidiary, ChromaXome Corporation ("ChromaXome"), was acquired in August 1996 (See Note 3) and is developing a range of technologies to facilitate the discovery of drug leads from natural sources. The Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), was sold in February 1997 and was engaged in the manufacture and sale of peptides and other compounds (See Note 2). Significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's success is largely dependent on its ability to enter into collaborations for drug discovery, which utilize the Company's combinatorial chemistry, melanocortin biology and other drug discovery technologies, and for drug development based on drug candidates discovered in internal research programs or through alliances with biotechnology or pharmaceutical companies.

    The Company faces risks associated with companies whose products are in development. These risks include, among others, the Company's need for additional financing to maintain the competitiveness of its combinatorial chemistry and other drug discovery technologies and to conduct research and development and clinical testing. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. The Company invests in short-term debt securities with original maturities in excess of 90 days, which are presented as short-term investments in the accompanying consolidated balance sheets. At December 31, 1997, the cost of cash equivalents and short-term investments approximated the market value. Accordingly, there were no unrealized gains or losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

The following is a summary of available-for-sale securities (in thousands):

                                        DECEMBER 31,
                                      1997        1996
                                      ----        ----

U.S. corporate debt securities       $15,571     $20,999
U.S. corporate equity securities          --         481
Other                                    412         356
                                     -------     -------
                                     $15,983     $21,836
                                     =======     =======

     All available-for-sale securities by contractual maturities are due in one year or less. Included in cash and cash equivalents at December 31, 1997 and 1996 were $2,013 and $8,008, respectively, of securities classified as available-for-sale.

REVENUE RECOGNITION

    Contract research is recorded as earned, generally ratably, as research and development activities are performed under the terms of the contract. Payments received in excess of amounts earned are deferred. Revenue from product sales and library access fees are recognized upon shipment. Non-refundable license fees and milestone payments are recognized when received as the Company has no other performance obligations.

DEPRECIATION AND AMORTIZATION

    Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to five years or the lease term. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the remaining lease term or the life of the asset.

PATENTS

    Patents and purchased technology are stated at cost and are included in other assets in the accompanying consolidated balance sheets. The patents and purchased technology are being amortized using the straight-line method over a useful life of ten years. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company periodically monitors the patents and purchased technology for indications of impairment of value. At December 31, 1997, management believes that no impairment has occurred.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development costs are expensed as incurred.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform with the current years' presentation.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which is effective for the year ending December 31, 1996. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB No. 25.

NET LOSS PER SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which replaced the calculation of primary and fully diluted income (loss) per share with basic and diluted income (loss) per share. Unlike primary income (loss) per share, basic income (loss) per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted income (loss) per share is very similar to the previously reported primary income (loss) per share. All loss per share amounts for all periods presented, where appropriate, have been restated to conform to the SFAS No. 128 requirements, the recently effective Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98") and certain rules of the SEC for shares of convertible preferred stock that converted into common stock in conjunction with the Company's initial public offering as if these shares were converted into common stock as of the date of issuance.

    Net loss per share information as presented on the statements of operations has been presented because historical net loss per share is not indicative of the Company's capital structure following its March 1996 initial public offering. Historical net loss per share, without an adjustment for convertible preferred stock, would have been ($.69) in 1997, ($1.17) in 1996 and ($33.49) in 1995.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting and Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that the adoption of these standards will not have a material impact on the Company's financial statements.

2.   SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

     In February 1997, the Company sold its wholly-owned subsidiary, Multiple Peptide Systems, Inc. ("MPS"), to an entity owned by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is a founder of the Company and prior to the sale of MPS was the Chief Technical Officer and a Director of the Company. In connection with the sale, Dr. Houghten resigned as an officer of the Company. Dr. Houghten did not stand for re-election at the Annual Stockholder's Meeting held on June 11, 1997. Dr. Houghten also is the founder, an executive officer and a Director of Torrey Pines Institute for Molecular Studies ("TPIMS"), a not-for-profit biomedical research institution which performs contract research services for the Company. Prior to the Company's sale of MPS, the business of MPS was comprised of manufacturing and marketing certain peptides and other compounds to government entities, universities, research institutions and private companies.

    As consideration for the sale of MPS, the Company received consideration of $1,500,000 (net $1,250,000 cash) and a $750,000 non-interest bearing note due on the third, fourth, and fifth anniversaries of the sale. The $750,000 was discounted by $213,000 to a present value of $537,000, using an imputed rate of interest of 9%. The Company recorded a gain on the sale of MPS of $1,255,000. In connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS.

3. CHROMAXOME ACQUISITION

    Effective August 1, 1996, the Company acquired all the outstanding shares of ChromaXome in exchange for 193,170 shares of the Company's common stock and options to acquire 27,660 shares of the Company's common stock. The Company accounted for the acquisition of ChromaXome using the purchase method of accounting. The purchase price of $1,321,000 consisted of the following: (i) $1,093,000 related to market value of shares and options issued in connection with the transaction, (ii) $100,000 of cash advances to

ChromaXome and (iii) transaction costs of approximately $128,000. The purchase price has been allocated to the fair market value of the tangible and intangible assets acquired and liabilities assumed. Substantially all of the purchase price was allocated to acquired in-process research and development which resulted in a charge to operations of $1,304,000 when the transaction was consummated.

    In connection with the ChromaXome acquisition, the Company also committed to issue or distribute up to an additional 412,600 shares of the Company's common stock, including up to approximately 26,260 shares issuable upon the exercise of options, upon the achievement of certain scientific milestones by the business of ChromaXome. At December 31, 1996, the Company deemed that certain milestones were achieved and the Company issued 240,804 shares of its common stock in August and November 1997. An additional amount of 659 shares, currently reflected as common stock issuable, is expected to be issued in 1998. The fair value of these shares and options resulted in an additional charge of $1,281,000 for acquired in-process research and development in the statement of operations for the year ended December 31, 1996.

    In October 1996, a complaint was filed against the Company, ChromaXome, and the officers and directors of the Company. The complaint alleged various contract and tort claims against the defendants by former owners of ChromaXome. In August 1997, the Company settled the lawsuit. The Company agreed to pay $250,000 cash in connection with the settlement, which may be offset partially by insurance reimbursement. Up to 137,500 shares of the Company's common stock remained issuable at December 31, 1997 upon the achievement of certain business milestones (although an amount of up to 68,750 of these shares is subject to (i) adjustment upward or downward, if and when issued, to achieve a value of $4.00 per share or (ii) replacement, if earned and at the Company's election, with $4.00 in cash per share).

4. COMMITMENTS AND LONG-TERM DEBT

LEASES

    In September 1997, the Company entered into a 10-year lease for its new headquarters that it anticipates occupying in the second quarter of 1998. Annual rent is $1,685,000 and is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of 5 years subject to terms and conditions specified in the lease.

    The Company's current facility is leased through April 1998. Rent expense for the years ending December 31, 1997, 1996 and 1995 was $777,000, $ 791,000
and $431,000 (net of sublease rental income of $0, $24,000 and $67,000 for 1997, 1996 and 1995), respectively.

    The Company leases certain equipment under a capital lease obligation. Equipment acquired under capital leases totaled $0 and $1,008,000 (net of accumulated amortization of $0 and $1,062,000) at December 31, 1997 and 1996, respectively. The Company also leases certain equipment under operating leases.

    Annual future minimum payments under capital and operating leases at December 31 are as follows:

                                                         OPERATING        CAPITAL
YEARS ENDED DECEMBER 31                                   LEASES          LEASES
-----------------------                               -------------    ---------
1998                                                    $1,685,000     $   316,000
1999                                                     1,985,000         199,000
2000                                                     2,054,000         104,000
2001                                                     2,126,000           9,000
2002                                                     2,200,000               -
                                                        ----------     -----------
                                                        $10,050,000        628,000
                                                        ===========    ===========
Less amounts representing interest                                         (59,000)
                                                                       -----------
Present value of remaining minimum payments                                569,000
Less current portion of obligations                                       (271,000)
                                                                       -----------
                            Long-term obligations                      $   298,000
                                                                       ===========

LONG-TERM DEBT

    The Company obtained a $3,000,000 equipment financing line in 1997, of which approximately $1,582,000 had been utilized at December 31, 1997. The Company intends to use this financing source through mid-1998 to fund the majority of its equipment needs. The loan is secured by the equipment. The terms of the Company's loan agreement call for amounts drawn down under the loan to be repaid monthly over a four-year term, including interest payments based on the average of the Federal Reserve 3- and 5-year treasuries.

    Principal payments due on long-term debt at December 31 are as follows:

                                                       LONG-TERM
YEARS ENDED DECEMBER 31                                  DEBT
-----------------------                               -----------
1998                                                  $   346,000
1999                                                      379,000
2000                                                      417,000
2001                                                      363,000
2002                                                            -
                                                      -----------
                                                        1,505,000
Less current portion of obligations                      (346,000)
                                                      -----------
                            Long-term obligations     $ 1,159,000
                                                      ===========

5. TPIMS AGREEMENT

    Since 1992, the Company has been party to a Research and Option Agreement, as amended, with TPIMS. A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the Restated Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000. In addition, the agreement eliminated potential related royalties on the technology. The agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, with a further extension through April 14, 2000, upon agreement on a work plan. Included in other assets on the Company's consolidated balance sheets is $1,300,000 representing the acquisition of the patents and purchased technology. In January 1998, the Company announced that the TPIMS Agreement would be terminated. The Company is obligated to fund research through July 14, 1998, and will be required to pay $1,300,000, plus applicable interest (10% per annum), to TPIMS on April 14, 1998. The $1,300,000, along with approximately $82,000 of accrued interest, is reflected in current notes payable in the accompanying consolidated balance sheets.

6. COLLABORATIVE ARRANGEMENTS

    In February 1998, the Company signed a non-binding letter of intent with Ono Pharmaceutical Co., Ltd. ("Ono") whereby the Company received an upfront payment of $500,000. Immediately upon signing the letter of intent, the Company began optimizing lead compounds discovered by Ono and undertaking screening of those compounds in a new target of interest to Ono.

    In May 1997, the Company entered into a collaboration with Warner-Lambert regarding the identification of lead compounds in an area of interest to Warner-Lambert. This collaboration involved utilizing Trega's combinatorial chemistry libraries and Warner-Lambert's biological assays and screening technology. In February 1998, the Company met a milestone in this collaboration triggering a requirement for a $1,500,000 investment by Warner-Lambert in the Company's common stock (at fair market value). The timing of this investment may be determined by Trega prior to February 11, 2000.

    In June 1997, the Company entered into a Research and Development Agreement with Ono Pharmaceutical Co., Ltd. ("Ono") whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997 for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998 for further research during an additional 12-month period. The non-refundable license fee was recognized as revenue in 1997. The research related payments are treated as deferred revenue and recognized as revenue as related work is performed under the contract. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any.

    In December 1996, the Company entered into a drug discovery collaboration with Chugai Biopharmaceuticals, Inc. ("Chugai"), a subsidiary of Chugai Pharmaceuticals Co., Ltd. Under the terms of the agreement, the Company provides Chugai with combinatorial libraries, which Chugai will screen against a range of targets. The Company received, as advances against future library shipments, $1,250,000 in January 1997 and an additional payment of $1,000,000 in December 1997. The advanced payments are treated as deferred revenue and recognized as revenues as materials are shipped. This arrangement includes both collaborative and independent research and development activities by the parties utilizing therapeutic targets provided by Chugai and small-molecule combinatorial libraries provided by the Company.

    In February 1996, the Company entered into a collaborative arrangement with Novo Nordisk A/S whereby the Company received $2,000,000 for library access charges and received an additional $2,000,000 in February 1997. Payments have been treated as deferred revenue and are recognized as revenue as libraries are shipped. The Company will also receive milestone and royalty payments on any products discovered and subsequently developed and marketed by Novo Nordisk A/S, if any.

    In February 1996, the Company entered into an agreement with Dura Pharmaceuticals, Inc. ("Dura"). A member of Company's Board of Directors is a member of the Board of Directors of Dura and Dura's Chairman and Chief Executive Officer is a member of the Company's Board of Directors. Under the contract, Dura will perform research to apply Dura's drug delivery technology to compounds developed by the Company. The Company is required to make minimum contract payments of $6,000,000 over four years. Payments are due quarterly and must aggregate $2,000,000 in each of the first two years of the contract and $1,000,000 in each of the last two years of the contract. Concurrent with the execution of this contract, Dura purchased shares of the Company's Series G Preferred Stock, which converted to the Company's Common Stock upon closing of the Company's initial public offering, for $5,000,000. As of December 31, 1997, the Company has funded $3,154,000 under this agreement.

7. LICENSE FEE

    In September 1996, the Company received, through MPS, 275,000 shares of common stock of Magainin Pharmaceuticals Inc. ("Magainin"), with a then current market value of $3,369,000, in exchange for a royalty interest in Magainin's lead compound MSI-78. The Company subsequently sold 225,000 shares of the common stock and recognized a loss of approximately $534,000. All remaining shares of Magainin stock were sold in January 1997. In connection with the sale in January, the Company recognized a loss on the sale of the investment of approximately $88,000.

8. CORPORATE JOINT VENTURE

    In January 1994, the Company transferred substantially all tangible assets and certain liabilities having a net carrying value of $497,000 from its wholly-owned subsidiary, MPS, to a newly formed entity, Chiron Mimotopes Peptide Systems, L.L.C. ("CMPS"). Chiron Corporation ("Chiron") also transferred certain tangible assets of its peptide product line to CMPS. As of January 1, 1994, CMPS was 25% owned by MPS and 75% owned by Chiron. CMPS engaged in the manufacture and sale of peptides and peptide libraries to the research community.

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

    In March 1995, Chiron and the Company determined to cease the operations of CMPS and return the previously contributed technology and certain assets back to the members of CMPS. In connection with the dissolution, the Company agreed to provide Chiron certain products at no cost and Chiron provided the Company with a $145,000 note payable which was subsequently repaid.

    The effect of the transaction on the Company was as follows:

Assets received:
   Cash                                                $  130,000
   Accounts receivable, net                               449,000
   Other, net                                              71,000
   Cost of products to be provided                       (236,000)
                                                       ----------
   Gain on dissolution                                 $  414,000
                                                       ==========

The Company also received property and equipment for which no value has been assigned. The net monetary assets received over the cost to provide product to Chiron of approximately $414,000 is reported as other income from corporate joint venture.

9. STOCKHOLDERS' EQUITY

    In April 1996, the Company completed its initial public offering of 3,795,000 shares of common stock at $8.00 per share for net cash proceeds of $27,343,000. Upon closing of the initial public offering, shares of the Company's preferred stock automatically converted into 8,975,845 shares of common stock and the Company redeemed 2,100,000 shares of the Company's Series One Preferred Stock for $2,819,000 (including cumulative dividends of $719,000) in cash.

COMMON STOCK WARRANTS

    At December 31, 1997, the Company had outstanding warrants to purchase 35,437 shares of its common stock at $4.52 per share and 8,118 shares of common stock at $5.91 per share, expiring on October 7, 2002 and June 21, 2005, respectively. An aggregate 43,555 shares of common stock have been reserved for issuance upon conversion of common stock purchased upon exercise of the warrants.

STOCK INCENTIVE PLANS

    The Company is authorized to issue 2,960,465 shares of common stock to eligible employees, officers, directors and consultants. Of the authorized shares, 1,038,153 options were granted under the 1992 Stock Option Plan and 1995 Stock Plan (the "Predecessor Plans"). In February 1996, the Board of Directors approved the 1996 Stock Plan (the "1996 Plan") under which an additional 822,312 shares of common stock were reserved for issuance. In the second quarter of 1997, the Company's Board of Directors and stockholders approved an additional 1,100,000 shares of common stock for issuance under the 1996 Plan.

    The 1996 Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights. The 1996 Plan replaces the Predecessor Plans whereby shares available and options outstanding under the Predecessor Plans were transferred to the 1996 Plan. All outstanding options under the Predecessor Plans will remain exercisable in accordance with their original terms, which are substantially the same terms and conditions specified for option grants under the 1996 Plan. Options under the 1996 Plan provide for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors. The exercise price of incentive stock options must equal at least the fair market value on the date of grant and the maximum term of options granted is ten years.

    In February 1998, the Company's Board of Directors approved an exchange program for certain stock options under the 1996 Plan. Options having a price greater than the closing price of the Company's stock, as reported by the Nasdaq National Market, on the date of approval were eligible to participate; however, options granted to executive officers, directors, consultants, and advisors of the Company were excluded from exchange. There are 360,174 options eligible for participation, which will result in an effective repricing to an exercise price of $3.375 (as well as the modification of certain terms). Eligible employees who elect to participate are subject to a 12 month "no-vest" clause. Following the 12 month period, the vesting schedules revert to their original vesting schedules prior to participation in the exchange program.

    A summary of the Company's stock option activity, including those issued outside of the plans, and related information for the years ended December 31 follows:

                                                1997                             1996                           1995
                                  -------------------------------- --------------------------------  ----------------------------
                                                     WEIGHTED                         WEIGHTED                          WEIGHTED
                                                      AVERAGE                          AVERAGE                           AVERAGE
                                                     EXERCISE                         EXERCISE                          EXERCISE
                                      OPTIONS          PRICE           OPTIONS          PRICE            OPTIONS          PRICE
Outstanding at beginning of year     1,111,027          $ 1.99          614,847          $ 0.86           477,680          $ 0.73
   Granted                             653,019            4.43          795,856            2.51           194,872            1.13
   Exercised                          (212,084)           1.76          (93,583)           1.07           (43,723)           0.67
   Forfeited                          (141,990)           3.74         (206,093)           1.02           (13,982)           0.87
                                    -----------                    ------------                      ------------

Outstanding at end of year           1,409,972          $ 3.10        1,111,027          $ 1.99           614,847          $ 0.86
                                  ============          ======     ============          ======      ============          ======

Exercisable at end of year             643,965                          493,394                           302,867
                                  ============                     ============                      ============

Weighted average fair value of
   options granted during the
   year                                  $ 4.45                          $ 3.97                            $ 2.29
                                         ======                          ======                            ======


    The following table summarizes information about stock options outstanding at December 31, 1997:

                                                    Outstanding                                    Exercisable
                                      ----------------------------------------- ---------------------------------------------------
                                                                                                                       Weighted
                                                                 Remaining           Weighted                          Average
                                              Number            Contractual          Average            Number         Exercise
      Range of Exercise Prices             Outstanding             Life           Exercise Price     Exercisable        Price
------------------------------------- ---------------------- ------------------ ------------------- --------------- ---------------
         $0.1932 - $1.8300                   309,214               6.35               $0.85            270,666          $0.83
         $2.1500 - $2.1500                   359,455               7.66                2.15            218,941            2.15
         $3.1880 - $4.3750                   429,625               9.31                4.19            123,112            4.15
         $4.6250 - $8.5000                   311,678               9.05                4.94             31,246            5.64
                                      ----------------------                                        ---------------
                                            1,409,972              8.18               $3.10            643,965          $2.15
                                            =========              ====               =====            =======          =====

    The Company recorded $2,218,000 of deferred compensation for options granted during the year ended December 31, 1996, representing the difference between the option exercise price and the deemed fair market value for financial statement presentation purposes. The Company is amortizing the deferred compensation ratably over the vesting period of the options.

    Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 5.71%; dividend yield of 0%; volatility of .9168; and a weighted-average expected life of the option of 1 year to 6 years.

    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's adjusted pro forma information is as follows (in thousands, except for per share information):

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                      1997          1996
                                                                      ----          ----
    Adjusted pro forma net loss                                    $ (10,380)    $ (12,321)
                                                                   =========     =========
    Adjusted pro forma basic and diluted net loss per share        $    (.76)    $   (1.00)
                                                                   =========     =========

EMPLOYEE STOCK PURCHASE PLAN

    In February 1996, the Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") under which 100,000 shares of common stock are reserved for sale to eligible employees. On January 1 or July 1, employees may enroll in the Purchase Plan and purchase stock over a six-month participation period valued at up to but not exceeding 10% of each employee's earnings.

    The stock purchase price shall be the lesser of 85% of the fair market value of the stock on the last day before the participation period commences or 85% of the fair market value on the last day of the participation period.

10.  401(K) PLAN

    The Company has a 401(k) defined contribution savings and retirement plan (the "Plan"). The Plan is for the benefit of all qualifying employees and permits employee voluntary contributions up to 15% of base salary (as defined) and elective Company matching contributions. Company contributions to the Plan totaled $80,000, $66,000 and $56,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

11.  INCOME TAXES

    As of December 31, 1997, the Company had federal and California income tax net operating loss carryforwards of approximately $45,091,000 and $9,460,000 respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation on California loss carryforwards. The federal and California tax loss carryforwards will begin to expire in 2007 and 1998, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $2,168,000 and $1,040,000, respectively, which will begin to expire in 2007 unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period, which occurred in April 1996. However, the Company's management does not anticipate that such limitation would materially affect the Company's ability to utilize the net operating loss and tax credit carryforwards.

    Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $22,705,000 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                DECEMBER 31,
                                            1997            1996
                                            ----            ----
Deferred tax assets:
   Net operating loss carryforwards     $ 16,350,000    $ 13,358,000
   Research and development credits        2,844,000       1,926,000
   Capitalized research and                1,429,000       1,383,000
    development
   Deferred revenue                        1,231,000               -
   Other, net                                851,000         664,000
                                        ------------    ------------

Total deferred tax assets                 22,705,000      17,331,000
Valuation allowance for deferred tax
assets                                   (22,705,000)    (17,331,000)
                                        ------------    ------------
Net deferred tax assets                 $          -    $          -
                                        ============    ============