Form 10-Q
period 1998-03-31
TREGA BIOSCIENCES INC
filed 1998-05-15
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

                DELAWARE                                     51-0336233
      -------------------------------                 -----------------------
      (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

                  9880 CAMPUS POINT DRIVE, SAN DIEGO, CA 92121
                                 (619) 410-6500
--------------------------------------------------------------------------------
      (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at April 30, 1998
------------------------------                 -----------------------------
Common Stock, $0.001 par value                          13,952,620

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements (unaudited):

          Consolidated Balance Sheets at March 31, 1998 and December 31, 1997.................    3

          Consolidated Statements of Operations for the three  months ended March 31, 1998
          and 1997............................................................................    4

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and
          1997................................................................................    5

          Notes to Consolidated Financial Statements..........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................   14

                           PART II. OTHER INFORMATION

Item 6.   Exhibits............................................................................   15

SIGNATURE.....................................................................................   16

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)



                                                             MARCH 31,   DECEMBER 31,
                                                               1998         1997
                                                             --------     --------
ASSETS                                                     (Unaudited)      (Note)
Current assets:
   Cash and cash equivalents                                 $  9,251     $  5,457
   Short-term investments                                       5,733       13,970
   Accounts receivable and other current assets                 1,066          676
                                                             --------     --------
Total current assets                                           16,050       20,103

Property and equipment, net                                     2,936        2,741
Other assets                                                    2,332        2,275
                                                             --------     --------
                                                             $ 21,318     $ 25,119
                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $    759     $    211
   Accrued compensation                                           566          497
   Other accrued liabilities                                      685        1,479
   Current portion of debt obligations                          2,213        2,123
   Deferred revenue                                             2,340        3,002
                                                             --------     --------
Total current liabilities                                       6,563        7,312

Obligations under capital leases                                  238          298
Long-term equipment notes payable                               1,306        1,159
Long-term notes payable                                           111          132


Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000 at March 31, 1998
     Issued and outstanding shares - 13,937,620 and
       13,863,562 at March 31, 1998 and
       December 31, 1997, respectively                             14           14
   Additional paid-in capital                                  73,225       73,087
   Common stock issuable                                           16           16
   Deferred compensation                                       (1,105)      (1,270)
   Accumulated deficit                                        (59,050)     (55,629)
                                                             --------     --------
Total stockholders' equity                                     13,100       16,218
                                                             --------     --------
                                                             $ 21,318     $ 25,119
                                                             ========     ========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)


                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
                                                               (Unaudited)
Revenues:
   Contract research and license fees                   $  1,168       $    946
   Net sales                                                  --            430
                                                        --------       --------
                                                           1,168          1,376

Costs and expenses:
   Cost of sales                                              --            319
   Research and development                                3,575          2,849
   Selling, general and administrative                     1,169          1,224
                                                        --------       --------
                                                           4,744          4,392
                                                        --------       --------
Loss from operations                                      (3,576)        (3,016)

Other income (expense):
   Interest income                                           250            339
   Interest expense                                          (95)           (25)
   Gain on sale of MPS                                        --          1,259
                                                        --------       --------
Net loss                                                $ (3,421)      $ (1,443)
                                                        ========       ========

Basic and diluted net loss per share                    $   (.25)      $   (.11)
                                                        ========       ========

Shares used in computing basic and diluted
  net loss per share                                      13,910         13,412
                                                        ========       ========


See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                    Three Months Ended
                                                                         March 31,
                                                                  ---------------------
                                                                    1998         1997
                                                                  --------     --------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net loss                                                          $ (3,421)    $ (1,443)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                     346          (70)
     Amortization of note receivable discount                          (13)          (4)
     Amortization of deferred compensation                             165          165
     Accrued interest on notes payable                                  43           --
     Gain on disposal of assets                                        (73)          --
     Realized loss on sale of investment                                --           88
     Gain on sale of MPS                                                --       (1,259)
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets from sale of MPS in
       1997:
         Accounts receivable                                             2         (762)
         Other current assets                                         (392)         112
         Accounts payable                                              548          294
         Other accrued liabilities                                    (725)      (1,395)
         Deferred revenue                                             (662)       2,532
                                                                  --------     --------
Net cash provided by (used in) operating activities                 (4,182)      (1,742)

INVESTING ACTIVITIES
Purchase of short-term investments                                    (139)     (11,975)
Maturities of short-term investments                                 8,376        5,340
Additions to property and equipment                                   (528)         (85)
Proceeds from disposition of equipment                                 115           --
Net proceeds from sale of MPS                                           --        1,592
Notes receivable                                                        --       (1,537)
Other assets                                                           (99)         (11)
                                                                  --------     --------
Net cash used in investing activities                                7,725       (6,676)

FINANCING ACTIVITIES
Principal payments under debt obligations                             (189)        (115)
Proceeds from equipment notes and notes payable                        302           --
Issuance of common and preferred stock                                 138          235
                                                                  --------     --------
Net cash provided by financing activities                              251          120
                                                                  --------     --------
Net increase (decrease) in cash and cash equivalents                 3,794       (8,298)

Cash and cash equivalents at beginning of period                     5,457       13,615
                                                                  --------     --------
Cash and cash equivalents at end of period                        $  9,251     $  5,317
                                                                  ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                            $     50     $     25
                                                                  ========     ========

See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential diluted common shares outstanding during the period such as options, warrants, convertible securities and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

Accounting Policies

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting and Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different from net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment therefore the adoption of this standard did not have a material impact on the Company's financial statements.

3.  LEASES

LONG-TERM DEBT

     The Company obtained a $3,000,000 equipment financing line in 1997, of which approximately $1,884,000 had been utilized at March 31, 1998. The Company intends to use this financing source through mid-1998 to fund the majority of its equipment needs. The loan is secured by the equipment. The terms of the Company's loan agreement call for amounts drawn down under the loan to be repaid monthly over a four-year term, including interest payments based on the average of the Federal Reserve three- and five-year treasuries.

     In September 1997, the Company entered into a 10-year lease for its new research, development and corporate headquarters that it began occupying in May 1998. Annual rent is initially $1,685,000, but is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of five years subject to terms and conditions specified in the lease.

4. TPIMS AGREEMENT

     Since 1992, the Company has been party to a Research and Option Agreement, as amended, with Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000 (the "Purchase Price"). In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, and provided for a possible further extension through April 14, 2000, upon agreement on a work plan. Included in other assets on the Company's consolidated balance sheets is $1,300,000 representing the Purchase Price. In January 1998, the Company announced that the TPIMS Agreement would not be extended beyond July 14, 1998. The Company remains obligated to fund research under the TPIMS Agreement through July 14, 1998. The Company paid the Purchase Price, plus applicable interest (10% per annum), to TPIMS on April 14, 1998. The Purchase Price ($1,300,000), along with approximately $115,000 of accrued interest, is reflected in current notes payable in the accompanying consolidated balance sheets.

5. COLLABORATIVE ARRANGEMENTS

     In May 1998, the Company and Ono Pharmaceutical Co., Ltd. ("Ono") reached definitive agreement on terms relating to a non-binding letter of intent signed in February 1998 that expanded their existing relationship. Under the terms of the new agreement, the Company will create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono in exchange for research funding of $1,875,000 in the aggregate (including $500,000 advanced pursuant to the letter of intent) and potential milestone payments and royalties.

     In February 1998, the Company announced that it met a milestone in connection with a May 1997 agreement with Warner-Lambert Company ("Warner-Lambert"). Based upon certain screening of the Company's combinatorial libraries against certain Warner-Lambert biological assays utilizing Warner-Lambert screening technology, Warner-Lambert has identified a series of lead compounds which are active in a biological target of interest to Warner-Lambert. Following achievement of this milestone, Warner-Lambert will purchase $1,500,000 of the Company's common stock (at fair market value), the timing of which investment may be determined by the Company prior to February 11, 2000.

     In June 1997, the Company entered into a Research and Development Agreement with Ono whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997 for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998 for further research during an additional 12-month period. The non-refundable license fee was recognized as revenue in 1997. The research related payments are treated as deferred revenue and recognized as revenue as related work is performed under the contract. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any.

6.     COMMON STOCK

     During the first quarter of 1998, the Company issued 74,058 shares of common stock upon the exercise of options and through participation in the Company's employee stock purchase plan, which are included in common stock outstanding at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES (INCLUDING THOSE SET FORTH BELOW, IN THE SECTION OF THIS ITEM 2 OF THIS QUARTERLY REPORT ON FORM 10-Q UNDER THE CAPTION "RISK FACTORS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997) THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

OVERVIEW

     Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company pursuing the identification and early-stage development of novel, small-molecule drug therapies through combinatorial chemistry and other drug discovery technologies. The synthetic chemistry technologies used by Trega in its combinatorial chemistry program enable the Company to provide a wide range of small-molecule libraries constructed in single-based compound arrays--a format that permits the rapid identification of active compounds after testing in a biological assay. Trega believes its technologies position the Company to become a leading developer and resource of drug discovery technologies and a leading provider of novel chemical drug leads to the pharmaceutical industry. The Company has devoted substantially all of its resources since its founding to developing methods to synthesize and screen large libraries of chemicals for new drug discovery and optimization, to developing a select number of chemical compounds as potential pharmaceutical products, and to acquiring or developing technologies with the potential to expand the methods available to generate drug candidates.

     The Company leverages its technology platform by entering into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of March 31, 1998, the Company's accumulated deficit was approximately $59,050,000.

RESULTS OF OPERATIONS

     The Company recorded revenues of approximately $1,168,000 and $1,376,000 for the three months ended March 31, 1998 and 1997, respectively. First quarter revenues for 1998 were derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements (accounting for approximately $1,156,000) as well as $11,850 derived from grant revenue. By comparison, the first quarter revenues for 1997 were derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements (accounting for approximately $858,000), sales of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS") (accounting for approximately $430,000), and approximately $88,000 from grant revenues. Sales from MPS are confined to the first two months of 1997, after which time MPS was sold.

     As of March 31, 1998, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $2,340,000. This represents the excess of payments received from research collaborators over the revenue from libraries shipped or work performed. (See Note 5 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

     Cost of sales in the three months ended March 31, 1998 were $0 compared to approximately $319,000 for the same period in 1997. The elimination of cost of sales in 1998 is attributable to the absence of revenues previously recorded through MPS, due to the sale of MPS in 1997.

     The Company incurred research and development expenses totaling approximately $3,575,000 and $2,849,000 for the three months ended March 31, 1998 and 1997, respectively. Increased spending in research and development during the first quarter of 1998 compared to the same period in 1997 resulted primarily from increased funding for (i) the Company's combinatorial chemistry, automation and robotics synthesis programs, largely reflecting a shift in the Company's combinatorial chemistry from mixture-based libraries to libraries formatted in single-based compound arrays, and (ii) the Company's internal drug discovery program. The increased spending for the combinatorial chemistry program was partially offset by reduced spending under arrangements with Torrey Pines Institute for Molecular Studies ("TPIMS"). Funding to TPIMS was $386,000 and $578,000 for the first quarters of 1998 and 1997, respectively. Research and development expenses for the first quarters of 1998 and 1997 include $250,000 and $500,000, respectively, for the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura") to evaluate delivery of the Company's lead compound, HP 228, in Dura's dry powder inhalation system. This collaboration was initiated in February 1996 and is a related party transaction. The Company expects to incur continued and substantial increases in research and development expenses relating to combinatorial chemistry, melanocortin biology, product development and clinical trials, as well as for the development of combinatorial biology technologies (through its subsidiary, ChromaXome Corp.) and the development of other drug discovery technologies.

     The Company's selling, general and administrative expenses total approximately $1,169,000 and $1,224,000 for the three months ended March 31, 1998 and 1997, respectively. These expenses include administrative salaries and legal, finance, investor relations and business development activities. The decrease in selling, general and administrative expenses are primarily attributable to the reclassification of legal expenses associated with patents from selling, general and administrative to research and development expenses (this amount totaled approximately $129,000 for the first quarter of 1998). This reclassification began in the fourth quarter of 1997 and will continue going forward. Most of the reduction was offset by an increase in administrative expenses used to support research and development activities. Selling, general and administrative expenses are expected to increase as the Company's research activities increase.

     The Company's interest income decreased to approximately $250,000 for the quarter ended March 31, 1998 compared to $339,000 for the same quarter in 1997. The decrease is a result of lower cash balances due to continuing net losses from operations.

     Interest expense for the three months ended March 31, 1998 and 1997 were approximately $95,000 and $25,000, respectively. The increase in interest expense is a result of utilization of a capital lease and notes payable to fund the acquisition of laboratory equipment and other capital assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling approximately $14,984,000 compared with $19,427,000 at December 31, 1997.

     In May 1998, the Company and Ono Pharmaceutical Co., Ltd. ("Ono") reached definitive agreement on terms relating to a non-binding letter of intent signed in February 1998 that expanded their existing relationship. Under the terms of the new agreement, the Company will create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono in exchange for research funding of $1,875,000 in the aggregate (including $500,000 advanced pursuant to the letter of intent) and potential milestone payments and royalties.

     In February 1998, the Company announced that it met a milestone in connection with a May 1997 agreement with Warner-Lambert Company ("Warner-Lambert"). Based upon certain screening of the Company's combinatorial libraries against certain Warner-Lambert biological assays utilizing Warner-Lambert screening technology, Warner-Lambert has identified a series of lead compounds which are active in a biological target of interest to Warner-Lambert. Following achievement of this milestone, Warner-Lambert will purchase $1,500,000 of the Company's common stock (at fair market value), the timing of which investment may be determined by the Company prior to February 11, 2000.

     In September 1997, the Company entered into a 10-year lease covering a facility located in San Diego, California, to serve as its research, development and corporate headquarters. The Company's headquarters and all operations relocated to this new facility effective May 4, 1998. The annual rent is $1,685,000 and is subject to a 3.5% annual escalation clause. The landlord has agreed to fund up to a specified amount of tenant improvements for construction, project management, space planning, architect and engineering fees and other related costs on behalf of the Company. The Company expects to incur approximately $700,000 to furnish and equip the new facility. (See Note 3 of Notes to the Company's Consolidated Financial Statements.)

     In July 1997, the Company was notified of approval for a $3,000,000 equipment financing line for the financing of the majority of its near-term equipment needs. The Company intends to use this financing source through mid-1998. The Company has granted all rights, title and security interest in the equipment acquired through this financing source, as set forth on periodic equipment schedules, to the lender (and secured party). The terms of the Company's loan agreement, which became effective in September 1997, call for amounts drawn down under the loan to be repaid monthly over a four-year term. As of March 31, 1998, the Company had drawn down approximately $1,884,000 against this equipment financing line. (See Note 3 of Notes to the Company's Consolidated Financial Statements.)

     In June 1997, the Company entered into a Research and Development Agreement with Ono whereby the Company received $2,000,000 as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain of its biological screens. The Company also received $2,000,000 in July 1997 for work to be done during the first 12 months under the agreement and, subject to Ono's right of early termination, will receive an additional $2,000,000 in July 1998 for further research during an additional 12-month period. The non-refundable license fee was recognized as revenue in 1997. The research related payments are treated as deferred revenue and recognized as revenue as related work is performed under the contract. The Company will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. (See Note 5 of Notes to the Company's Consolidated Financial Statements.)

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

     Since 1992, the Company has been party to a Research and Option Agreement, as amended, with TPIMS. A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000 (the "Purchase Price"). In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, and provided for a possible further extension through April 14, 2000, upon agreement on a work plan. Included in other assets on the Company's consolidated balance sheets is $1,300,000 representing the Purchase Price. In January 1998, the Company announced that the TPIMS Agreement would not be extended beyond July 14, 1998. The Company remains obligated to fund research under the TPIMS Agreement through July 14, 1998. The Company paid the Purchase Price, plus applicable interest (10% per annum), to TPIMS on April 14, 1998. The Purchase Price ($1,300,000), along with approximately $115,000 of accrued interest, is reflected in current notes payable in the accompanying consolidated balance sheets.

     In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of March 31, 1998, $4,200,000 had been funded under the Dura agreement.

     During the first quarter of 1998, the Company used approximately $4,182,000 of cash to fund operations. The Company's future cash requirements will depend on many factors, including the continuation of its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the scope and results of clinical trials. It is probable, however, that for at least the foreseeable future, the Company's cash requirements will exceed its revenues. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, together with currently available facility and equipment financing, will be sufficient to fund its current and planned operations for at least the next 12 months. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

RISK FACTORS

     THE COMPANY WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S ACTUAL CONSOLIDATED RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY , OR ON BEHALF OF, THE COMPANY.

NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

     Drug discovery methods based upon combinatorial chemistry technology are relatively new compared to traditional methods of drug discovery and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products or that the Company will be able to employ these or other methods of drug discovery successfully. The Company's technology development programs (including the Company's combinatorial biology technology program (conducted through its subsidiary, ChromaXome) and the Company's efforts to synthesize compounds in combinatorial library formats through automation) are at early stages of development, and there can be no assurance that such technology programs will be developed or employed successfully, work efficiently or otherwise enhance the Company's ability to engage effectively in drug discovery. The types of combinatorial libraries the Company is capable of offering and the nature of the compounds the Company is able to synthesize will, in large part, determine the demand for the Company's drug discovery capabilities. An inability to offer competitive libraries or an inability to synthesize compounds that have actual or potential utility would have a material adverse effect on the Company. Failures in the field of drug discovery, including combinatorial chemistry, could have a material adverse effect on the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has experienced significant operating losses since inception. For the years ended December 31, 1997, 1996 and 1995, the Company had net losses of approximately $9,372,000, $11,688,000 and $9,490,000, respectively. For the three months ended March 31, 1998, the Company recorded a net loss of $3,421,000 and had an accumulated deficit at March 31, 1998 of approximately $59,050,000. The Company expects that its ability to achieve profitability will be dependent upon the ability of the

Company to enter into and achieve success under additional collaborative arrangements or to expand and achieve success under existing relationships. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. If the Company is unable to receive significantly increased revenues under collaboration arrangements, the Company expects to incur additional operating losses in the future and expects cumulative losses to increase as the Company's research and development efforts and preclinical and clinical testing are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     No information is presented for this Item (the Company is not presently required to prepare or provide this information pursuant to the Instructions to
Item 305 of Regulation S-K).

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             Exhibit No.   Description

                 27.1      Financial Data Schedule.

       (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Trega Biosciences, Inc.

Date: May 14, 1998                        /s/  ROBERT S. WHITEHEAD
                                          -------------------------------------
                                          Robert S. Whitehead
                                          President,  Chief Executive  Officer,
                                          Chairman of the Board of Directors
                                          and Acting Chief Financial Officer
                                          (Principal Executive, Financial and
                                          Accounting Officer)