Form 10-Q
period 1998-06-30
TREGA BIOSCIENCES INC
filed 1998-08-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

               DELAWARE                                  51-0336233
--------------------------------------             -----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at July 31, 1998
-----------------------------------        ----------------------------------
  Common Stock, $0.001 par value                       13,980,085

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets at June 30, 1998
        and December 31, 1997 ........................................   3

        Consolidated Statements of Operations for the three and six
        months ended June 30, 1998 and 1997...........................   4

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 1998 and 1997..................................   5

        Notes to Consolidated Financial Statements....................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................   9

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk ............................................  14

                           PART II. OTHER INFORMATION

Item 6. Exhibits .....................................................  15

SIGNATURE............................................................   16

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
                                                              --------       --------
ASSETS                                                       (Unaudited)      (Note)
Current assets:
   Cash and cash equivalents                                  $  8,858       $  5,457
   Short-term investments                                        2,126         13,970
   Accounts receivable and other current assets                  1,905            676
                                                              --------       --------
Total current assets                                            12,889         20,103

Property and equipment, net                                      4,262          2,741
Other assets                                                     2,187          2,275
                                                              --------       --------
                                                              $ 19,338       $ 25,119
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  1,062       $    211
   Accrued compensation                                            552            497
   Other accrued liabilities                                     1,701          1,479
   Current portion of debt obligations                             870          2,123
   Deferred revenue                                              2,521          3,002
                                                              --------       --------
Total current liabilities                                        6,706          7,312

Obligations under capital leases                                   192            298
Long-term equipment notes payable
                                                                 1,484          1,159
Long-term notes payable
                                                                    67            132


Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000 at June 30, 1998
     Issued and outstanding shares - 13,952,981 and
     13,863,562 at June 30, 1998 and
     December 31, 1997, respectively                                14             14
   Additional paid-in capital                                   73,233         73,087
   Common stock issuable                                            16             16
   Deferred compensation                                          (940)        (1,270)
   Accumulated deficit                                         (61,434)       (55,629)
                                                              --------       --------
Total stockholders' equity                                      10,889         16,218
                                                              --------       --------
                                                              $ 19,338       $ 25,119
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

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)

                                                   Three Months Ended           Six Months Ended,
                                                        June 30,                     June 30,
                                                -----------------------       -----------------------
                                                  1998           1997           1998          1997
                                                --------       --------       --------       --------
                                                     (Unaudited)                   (Unaudited)
Revenues:
   Contract research and license fees           $  4,007       $  2,568       $  5,175       $  3,514
   Net sales                                          --             --             --            430
                                                --------       --------       --------       --------
                                                   4,007          2,568          5,175          3,944

Costs and expenses:
   Cost of sales                                      --             22             --            341
   Research and development                        5,300          3,498          8,875          6,508
   Selling, general and administrative             1,224          1,506          2,392          2,569
                                                --------       --------       --------       --------
                                                   6,524          5,026         11,267          9,418
                                                --------       --------       --------       --------
Loss from operations                              (2,517)        (2,458)        (6,092)        (5,474)

Other income (expense):
   Interest income                                   174            392            424            731
   Interest expense                                  (42)           (56)          (137)           (81)
   Gain/(loss) on sale of MPS                         --             (4)            --          1,255
                                                --------       --------       --------       --------
Net loss                                        $ (2,385)      $ (2,126)      $ (5,805)      $ (3,569)
                                                ========       ========       ========       ========

Basic and diluted net loss per share            $   (.17)      $   (.16)      $   (.42)      $   (.27)
                                                ========       ========       ========       ========

Shares used in computing basic and diluted
  net loss per share                              13,950         13,466         13,930         13,439
                                                ========       ========       ========       ========



See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                        1998          1997
                                                                      --------       --------
                                                                             (Unaudited)
OPERATING ACTIVITIES
Net loss                                                              $ (5,805)      $ (3,569)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                         687            275
     Amortization of note receivable discount                              (25)           (12)
     Amortization of deferred compensation                                 330            330
     Accrued interest on notes payable                                     (81)            --
     Gain on disposal of assets                                            (68)            --
     Realized loss on sale of investment                                    --             88
     Gain on sale of MPS                                                    --         (1,255)
     Changes in operating assets and liabilities, net of effects from the transfer of assets from sale of MPS in 1997:
         Accounts receivable                                              (454)          (115)
         Other current assets                                             (775)          (567)
         Accounts payable                                                  851            150
         Other accrued liabilities                                         277           (724)
         Deferred revenue                                                 (481)         2,083
                                                                      --------       --------
Net cash provided by (used in) operating activities                     (5,544)        (3,316)

INVESTING ACTIVITIES
Purchase of short-term investments                                      (1,656)       (12,552)
Maturities of short-term investments                                    13,500         10,460
Purchase of property and equipment                                      (2,247)          (737)
Proceeds from disposition of equipment                                     198             --
Proceeds from sale of MPS, net                                              --          1,592
Notes receivable                                                            --         (1,053)
Other assets                                                                22         (1,427)
                                                                      --------       --------
Net cash provided by/(used) for investing activities                     9,817         (3,717)

FINANCING ACTIVITIES
Principal payments under debt obligations                               (1,690)          (255)
Proceeds from equipment notes and notes payable                            672             --
Issuance of notes payable                                                   --          1,664
Issuance of common and preferred stock                                     146            353
                                                                      --------       --------
Net cash provided by financing activities                                 (872)         1,762
                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents                     3,401         (5,271)

Cash and cash equivalents at beginning of period                         5,457         13,615
                                                                      --------       --------
Cash and cash equivalents at end of period                            $  8,858       $  8,344
                                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                $    105       $     52
                                                                      ========       ========


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential diluted common shares outstanding during the period such as options, warrants, convertible securities and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.

Accounting Policies

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different from net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment only, and therefore the adoption of this standard did not have a material impact on the Company's financial statements.

Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months and six months ended June 30, 1998.

3. LEASES

LONG-TERM DEBT

    The Company obtained a $3,000,000 equipment financing line in 1997, of which approximately $2,254,000 had been utilized at June 30, 1998. The financing line expired on July 31, 1998. The loan is secured by the equipment. The terms of the Company's loan agreement call for amounts drawn down under the loan to be repaid monthly over a four-year term, including interest payments based on the average of Federal Reserve three- and five-year treasury notes.

    In September 1997, the Company entered into a 10-year lease for its research, development and corporate headquarters. The Company has occupied this facility since May 1998. Annual rent is initially $1,685,000, but is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of five years, subject to terms and conditions specified in the lease.

4. TPIMS AGREEMENT

    Since 1992, the Company has been party to a Research and Option Agreement, as amended, with Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000 (the "Purchase Price") which together with $115,000 of accrued interest was paid to TPIMS on April 14, 1998. In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, and provided for a possible further extension through April 14, 2000, upon agreement on a work plan. Failure to reach agreement on a work plan would cause a termination of the agreement as of July 14, 1998. In January 1998, the Company announced that the TPIMS Agreement would not be extended as a result of a failure to agree on a work plan. The Company has paid, in advance, the final research funding required under the TPIMS Agreement through July 14, 1998. Included in other assets on the Company's consolidated balance sheets is $1,274,000, reflecting the current fair market value of the patents and purchased technology.

5. COLLABORATIVE ARRANGEMENTS

    In July 1998, the Company announced that it had identified several lead compounds in the first phase of its 1997 Research and Development Agreement with Ono Pharmaceuticals Co., Ltd., ("Ono"). As a result, Ono decided to fund the next phase of the program by paying $2,000,000 to the Company.

    In May 1998, the Company entered into a Research, Development and License Agreement with Novartis Pharma AG ("Novartis") under which the Company received $2,000,000 upon execution of the agreement for past research activities. This non-refundable fee was recognized as revenue in the second quarter of 1998. Under the terms of the Agreement, the two companies will conduct a research program to attempt to identify small-molecule compounds for the treatment of certain diseases mediated by the melanocortin receptor pathway, including diabetes, obesity, and Syndrome X in humans. The Agreement provides for an amount of guaranteed funding to the Company, and an equity investment by Novartis in the Company's common stock (at fair market value) at the Company's option (which has not yet been exercised), which may aggregate up to $19,000,000, plus potential milestone payments and royalties.

    In May 1998, the Company and Ono reached definitive agreement on terms which expanded their existing relationship. Under the terms of the new agreement, the Company will create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono in exchange for research funding of $1,875,000 in the aggregate, and potential milestone payments and royalties.

    In February 1998, the Company announced that it met a milestone in connection with a May 1997 Research and Supply Agreement with Warner-Lambert Company ("Warner-Lambert"). Based upon certain screening of the Company's combinatorial libraries against certain Warner-Lambert biological assays utilizing Warner-Lambert screening technology, Warner-Lambert has identified a series of lead compounds which are active in a biological target. The achievement of this milestone requires Warner-Lambert to purchase $1,500,000 of the Company's common stock (at fair market value), the timing of which investment may be determined by the Company prior to February 11, 2000, but does not obligate Warner-Lambert to develop such compounds.

6. COMMON STOCK

    During the second quarter of 1998, the Company issued 15,361 shares of common stock upon the exercise of options. These shares are included in common stock outstanding at June 30, 1998.

7. OFFICER RESIGNATION

    On June 24, 1998, the Company announced that Robert S. Whitehead, the Company's Chairman, Chief Executive Officer ("CEO"), President and Acting Chief Financial Officer would be leaving the Company. Mr. Whitehead has accepted a new position as President of Dura Pharmaceuticals, Inc. The Company has initiated a search process for a new CEO, and Mr. Whitehead will remain with the Company until his replacement is hired. It is expected that Mr. Whitehead would continue as Chairman of the Company at that time.

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

    The Company leverages its technology platform by entering into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of June 30, 1998, the Company's accumulated deficit was approximately $61,434,000.

RESULTS OF OPERATIONS

    The Company recorded revenues of approximately $4,007,000 and $5,175,000 for the three and six months ended June 30, 1998, compared with $2,568,000 and $3,944,000 for the same periods in 1997, respectively. The second quarter revenues for 1998 were derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements (accounting for approximately $3,507,000) as well as $500,000 derived from milestone and licensing payments from new and existing collaborators. By comparison, the second quarter revenues for 1997 were also derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements (accounting for approximately $2,568,000). Revenues from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements for the six months ended June 30, 1998 and 1997 were approximately $4,663,000 and $3,426,000, respectively. Included in revenues for the six months ended June 30, 1998 and 1997 were approximately $12,000 and $88,000 of grant revenues, respectively. In addition, net sales of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), accounted for approximately $430,000 of the total for the first six months ended June 30, 1997. MPS was sold on February 28, 1997.

    As of June 30, 1998, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $2,521,000. This represents the excess of payments received from research collaborators over the revenue from libraries shipped or work performed. (See Note 5 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

    Cost of sales for the three and six months ended June 30, 1997 were $22,000 and $341,000, respectively, and were primarily associated with net sales of custom peptides and combinatorial peptide libraries by MPS.

    The Company incurred research and development expenses totaling approximately $5,300,000 and $8,875,000 for the three and six months ended June 30, 1998, respectively, as compared with approximately $3,498,000 and $6,508,000 for the same periods in 1997. Increased spending in research and development during the second quarter of 1998 compared to the same period in 1997 resulted primarily from increased funding for (i) the Company's internal and partnered drug discovery and melanocortin programs and (ii) the Company's combinatorial chemistry, automation and robotics synthesis programs, largely reflecting a shift in the Company's combinatorial chemistry from mixture-based libraries to small-molecule libraries formatted in single-based compound arrays. Expenses associated with arrangements with Torrey Pines Institute for Molecular Studies ("TPIMS") were $482,000 and $867,000 for the three and six months ended June 30, 1998, respectively, compared with $387,000 and $964,000, respectively, for the same periods in 1997. Expenses in connection with the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura"), a related party, for the three and six months ended June 30, 1998 were $251,000 and $139,000, respectively, compared with $500,000 and $439,000, respectively, for the same periods in 1997 (differentials in year to date figures for Dura expenses reflect credits received in the second quarter of 1998 and 1997 for amounts paid for the periods ending February 1998 and 1997, respectively). The Company expects to continue to incur significant expenses in research and development relating to combinatorial chemistry, melanocortin biology, product development and clinical trials, as well as for the development of combinatorial biology technologies (through its subsidiary, ChromaXome Corp.) and the development of other drug discovery technologies.

    The Company's selling, general and administrative expenses total approximately $1,224,000 and $2,392,000 for the three and six months ended June 30, 1998, as compared to $1,506,000 and $2,569,000, respectively, for the same periods in 1997. The decrease is primarily attributable to a decrease in legal fees related to litigation which concluded in 1997. Selling, general and administrative expenses are expected to fluctuate as research and development activities fluctuate.

    The Company's interest income decreased to approximately $174,000 and $424,000 for the three and six months ended June 30, 1998, respectively, as compared to $392,000 and $731,000, respectively, for the same periods in 1997. The decrease is a result of lower cash balances due to continuing net losses from operations.

    Interest expense for the three and six months ended June 30, 1998, were approximately $42,000 and $137,000, respectively, as compared with $56,000 and $81,000 for the same periods in 1997. The decrease of interest expense for the quarter is a result of the buy-out of equipment from under capital lease. However, the year to date increase in interest expense is a result of utilization of a capital lease and notes payable to fund the acquisition of laboratory equipment and other capital assets.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had cash, cash equivalents and short-term investments totaling approximately $10,984,000 compared with $19,427,000 at December 31, 1997. The decrease of $8,443,000 in cash, cash equivalents and short-term investments during the first half of 1998 resulted primarily from (i) the funding of operations of approximately $5,500,000, (ii) capital equipment purchases of approximately $200,000 (net of equipment placed on the Company's equipment financing line), (iii) tenant improvements, furniture and equipment for the Company's new research, development and corporate headquarters of approximately $1,200,000 and (iv) $1,415,000 in payment for patents and purchased technology acquired in 1997 from TPIMS.

    In July 1998, the Company announced that it had identified several lead compounds in the first phase of its 1997 Research and Development Agreement with Ono Pharmaceuticals Co., Ltd., ("Ono"). As a result, Ono decided to fund the next phase of the program by paying $2,000,000 to the Company.

    In May 1998, the Company entered into a Research, Development and License Agreement with Novartis Pharma AG ("Novartis") under which the Company received $2,000,000 upon execution of the agreement for past research activities. This non-refundable fee was recognized as revenue in the second quarter of 1998. Under the terms of the Agreement, the two companies will conduct a research program to attempt to identify small-molecule compounds for the treatment of certain diseases mediated by the melanacortin receptor pathway, including diabetes, obesity, and Syndrome X in humans. The Agreement provides for an amount of guaranteed funding to the Company, and an equity investment by Novartis in the Company's common stock (at fair market value) at the Company's option (which has not yet been exercised), which may aggregate up to $19,000,000, plus potential milestone payments and royalties.

    In May 1998, the Company and Ono reached definitive agreement on terms which expanded their existing relationship. Under the terms of the new agreement, the Company will create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono in exchange for research funding of $1,875,000 in the aggregate, and potential milestone payments and royalties.

    In February 1998, the Company announced that it met a milestone in connection with a May 1997 Research and Supply Agreement with Warner-Lambert Company ("Warner-Lambert"). Based upon certain screening of the Company's combinatorial libraries against certain Warner-Lambert biological assays utilizing Warner-Lambert screening technology, Warner-Lambert has identified a series of lead compounds which are active in a biological target. The achievement of this milestone requires Warner-Lambert to purchase $1,500,000 of the Company's common stock (at fair market value), the timing of which investment may be determined by the Company prior to February 11, 2000, but does not obligate Warner-Lambert to develop such compounds.

    In September 1997, the Company entered into a 10-year lease covering a facility located in San Diego, California, to serve as its new research, development and corporate headquarters. The Company's headquarters and all operations relocated to this facility effective May 4, 1998. The annual rent is $1,685,000 and is subject to a 3.5% annual escalation clause. The landlord has agreed to fund up to a specified amount of tenant improvements for construction, project management, space planning, architect and engineering fees and other related costs on behalf of the Company. The Company incurred approximately $1,200,000 to furnish and equip the new facility. (See Note 3 of Notes to the Company's Consolidated Financial Statements.)

    The Company has maintained a $3,000,000 equipment financing line for the financing of the majority of its recent equipment needs. The Company has granted all rights, title and security interest in the equipment acquired through this financing source, as set forth on periodic equipment schedules, to the lender (and secured party). The terms of the Company's loan agreement, which became effective in September 1997, call for amounts drawn down under the loan to be repaid monthly over a four-year term. The financing line expired July 31, 1998. As of June 30, 1998, the Company had drawn down approximately $2,254,000 against this equipment financing line. (See Note 3 of Notes to the Company's Consolidated Financial Statements.)

    Since 1992, the Company has been party to a Research and Option Agreement, as amended, with Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000 (the "Purchase Price") which together with $115,000 of accrued interest was paid to TPIMS on April 14, 1998. In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, and provided for a possible further extension through April 14, 2000, upon agreement on a work plan. Failure to reach agreement on a work plan would cause a termination of the agreement as of July 14, 1998. In January 1998, the Company announced that the TPIMS Agreement would not be extended as a result of a failure to agree on a work plan. The Company has paid, in advance, the final research funding required under the TPIMS Agreement through July 14, 1998. Included in other assets on the Company's consolidated balance sheets is $1,274,000, reflecting the current fair market value of the patents and purchased technology.

    In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of June 30, 1998, $4,400,000 had been funded since the inception of the 1996 Dura agreement.

    The Company's future cash requirements will depend on many factors, including the continuation of its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the scope and results of clinical trials. It is probable, however, that for at least the foreseeable future, the Company's cash requirements will exceed its revenues. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, funding under existing research and development collaborations and commitments for equity funding from current and former collaborative partners, together with currently available facility and equipment financing, will be sufficient to fund its current and planned operations for at least the next 12 months. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

    The Company is presently reviewing all of its software for exposure to the Year 2000 issue, including network and workstation software, and does not believe that it has significant associated risk. The Company primarily uses third-party software programs written and updated by outside firms. Currently a plan is being put into place to request certification from each such firm that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other after 1999, the Company plans to test all of its software during 1998 using a combination of past and future dates. Although no problems are expected to result from these tests, the Company expects that any problems would be corrected before the end of 1998. The cost of modifying or replacing software to bring the Company into compliance, if necessary, is not expected to be material.

    Notwithstanding the Company's efforts, there can be no assurances that problems arising from the Year 2000 will not be encountered with respect to third parties (such as the Company's collaborators).

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to continue to maintain the competitiveness of its drug discovery technologies and to conduct the costly and time consuming research and preclinical and clinical testing necessary to bring products to market. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products,
(iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry capabilities,
(v) the costs involved in developing additional drug discovery technologies, including combinatorial biology and the synthesis of compounds through automation, (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments and (viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources, together with funding under existing research and development collaborations, commitments for equity funding from current and former collaborative partners and currently available facility and equipment financing, will be sufficient to fund its current and planned operations for the next 12 months, there can be no assurance that changes will not occur that would consume available capital resources before such time.

    The Company anticipates that it will be required to raise additional capital over a period of at least several years in order to conduct its operations. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1997, 1996 and 1995, the Company had net losses of approximately $9,372,000, $11,688,000 and $9,490,000, respectively. For the six months ended June 30, 1998, the Company recorded a net loss of $5,805,000. At June 30, 1998, the Company had an accumulated deficit of approximately $61,434,000. The Company expects that its ability to achieve profitability will be dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements or to expand and achieve success under existing relationships. There can be no assurances that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. If the Company is unable to receive significantly increased revenues under collaboration arrangements, the Company expects to incur additional operating losses in the future and expects cumulative losses to increase as the Company's research and development efforts and preclinical and clinical testing are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    No information is presented for this Item (the Company is not presently required to prepare or provide this information pursuant to the Instructions to
Item 305 of Regulation S-K).

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Exhibit No.                Description

         *10.1 Stock Purchase Agreement made as of May 26, 1998 between Novartis Pharma AG and the Company

         *10.2 Research, Development and License Agreement dated as of May 26, 1998 between Novartis Pharma AG and the Company (as amended).

          27.1                      Financial Data Schedule.

---------

            *The Company has requested confidential treatment of certain portions of these agreements.

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Trega Biosciences, Inc.

Date: August 14, 1998      /s/  ROBERT S. WHITEHEAD
                           ------------------------
                           Robert S. Whitehead
                           President, Chief Executive Officer, Chairman of the
                           Board of Directors and Acting Chief Financial Officer
                           (Principal Executive, Financial and Accounting
                           Officer)