Form 10-Q
period 1998-09-30
TREGA BIOSCIENCES INC
filed 1998-11-12
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

             DELAWARE                                      51-0336233
   ------------------------------                    -----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at October 31, 1998
    ------------------------------             -------------------------------
    Common Stock, $0.001 par value                      13,995,461

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets at September 30, 1998 and December
         31, 1997.............................................................    3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 1998 and 1997.............................    4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1997....................................    5

         Notes to Consolidated Financial Statements...........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........   14

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................   15

Item 6   Exhibits ............................................................   15

SIGNATURE.....................................................................   16

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   1998             1997
                                                              -------------     ------------
                                                               (Unaudited)         (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  2,953         $  5,457
   Short-term investments                                           7,582           13,970
   Accounts receivable and other current assets                     1,407              676
                                                                 --------         --------
Total current assets                                               11,942           20,103

Property and equipment, net                                         4,292            2,741
Other assets                                                        2,032            2,275
                                                                 --------         --------
                                                                 $ 18,266         $ 25,119
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,981         $    211
   Accrued compensation                                               569              497
   Other accrued liabilities                                          954            1,479
   Current portion of debt obligations                              1,005            2,123
   Deferred revenue                                                 4,050            3,002
                                                                 --------         --------
Total current liabilities                                           8,559            7,312

Obligations under capital leases                                      144              298
Long-term equipment notes payable                                   1,942            1,159
Long-term notes payable                                                34              132
Deferred rent                                                         139               --

Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000 at September 30, 1998
     Issued and outstanding shares - 13,994,402 and
     13,863,562 at September 30, 1998 and December
     31, 1997, respectively                                            14               14
   Additional paid-in capital                                      73,327           73,087
   Common stock issuable                                               16               16
   Deferred compensation                                             (774)          (1,270)
   Accumulated deficit                                            (65,135)         (55,629)
                                                                 --------         --------
Total stockholders' equity                                          7,448           16,218
                                                                 --------         --------
                                                                 $ 18,266         $ 25,119
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

                            Trega Biosciences, Inc.
                     Consolidated Statements of Operations
                   (in thousands, except net loss per share)


                                                      Three Months Ended               Nine Months Ended,
                                                         September 30,                   September 30,
                                                  -------------------------         -------------------------
                                                    1998             1997             1998             1997
                                                  --------         --------         --------         --------
                                                         (Unaudited)                       (Unaudited)
Revenues:
   Contract research and license fees             $  2,043         $  1,437         $  7,217         $  4,951
   Net sales                                            --               --               --              430
                                                  --------         --------         --------         --------
                                                     2,043            1,437            7,217            5,381

Costs and expenses:
   Cost of sales                                        --               --               --              341
   Research and development                          4,658            3,963           13,533           10,471
   Selling, general and administrative               1,227            1,238            3,619            3,807
                                                  --------         --------         --------         --------
                                                     5,885            5,201           17,152           14,619
                                                  --------         --------         --------         --------
Loss from operations                                (3,842)          (3,764)          (9,935)          (9,238)

Other income (expense):
   Interest income                                     185              369              609            1,100
   Interest expense                                    (43)             (57)            (180)            (138)
   Gain/(loss) on sale of MPS                           --               --               --            1,255
                                                  --------         --------         --------         --------
Net loss                                          $ (3,700)        $ (3,452)        $ (9,506)        $ (7,021)
                                                  ========         ========         ========         ========
Basic and diluted net loss per share              $   (.26)        $   (.25)        $   (.68)        $   (.52)
                                                  ========         ========         ========         ========
Shares used in computing basic and diluted
  net loss per share                                13,982           13,685           13,948           13,522
                                                  ========         ========         ========         ========



See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                --------------------------
                                                                  1998             1997
                                                                --------         ---------
                                                                       (Unaudited)
OPERATING ACTIVITIES
Net loss                                                        $ (9,506)        $ (7,021)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                 1,099              570
     Amortization of note receivable discount                        (38)             (24)
     Amortization of deferred compensation                           496              495
     Accrued interest on notes payable                               (81)              --
     Gain on disposal of assets                                      (68)              --
     Realized loss on sale of investment                              --               88
     Gain on sale of MPS                                              --           (1,255)
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets from
       sale of MPS in 1997:
         Accounts receivable                                        (384)             (59)
         Other current assets                                       (347)            (539)
         Accounts payable                                          1,770              (10)
         Other accrued liabilities                                  (453)            (618)
         Deferred rent                                               139               --
         Deferred revenue                                          1,048            2,626
                                                                --------         --------
Net cash used in operating activities                             (6,325)          (5,747)

INVESTING ACTIVITIES
Purchase of short-term investments                                (7,112)         (18,114)
Maturities of short-term investments                              13,500           15,960
Purchase of property and equipment                                (2,646)          (1,423)
Proceeds from disposition of equipment                               198               --
Proceeds from sale of MPS, net                                        --            1,592
Notes receivable                                                      --           (1,065)
Other assets                                                         147           (1,520)
                                                                --------         --------
Net cash provided by/used for investing activities                 4,087           (4,570)

FINANCING ACTIVITIES
Principal payments under debt obligations                         (1,928)            (390)
Proceeds from equipment notes and notes payable                    1,422            1,290
Issuance of notes payable                                             --            1,687
Issuance of common stock                                             240              695
                                                                --------         --------
Net cash provided by financing activities                           (266)           3,282
                                                                --------         --------
Net (decrease) in cash and cash equivalents                       (2,504)          (7,035)

Cash and cash equivalents at beginning of period                   5,457           13,615
                                                                --------         --------
Cash and cash equivalents at end of period                      $  2,953         $  6,580
                                                                ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                          $    165         $     76
                                                                ========         ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
     AND FINANCING ACTIVITIES
Note receivable from the sale of MPS                            $     --         $  1,089
                                                                ========         ========



See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

New Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different from net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment only, and therefore the adoption of this standard did not have a material impact on the Company's financial statements.

Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months and nine months ended September 30, 1998.

3.  LEASES

LONG-TERM DEBT

    In September 1998, the Company obtained a new equipment financing line under an existing master agreement established in 1997. The new equipment financing line, of $750,000, was completely drawn down in September 1998. The previous equipment financing line of $3,000,000 expired in July 1998 with an outstanding balance of $2,254,000. The loans are secured by the equipment. The terms of the Company's loan agreement call for amounts drawn down under the loans to be repaid monthly over a four-year term, including interest payments based on the average of Federal Reserve three- and five-year treasury notes.

    In September 1997, the Company entered into a 10-year lease for its combined research and development facilities and corporate headquarters. The Company has occupied such premises since May 1998. Annual rent is initially $1,685,000, but is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of five years, subject to terms and conditions specified in the lease.

4. TPIMS AGREEMENT

    Since 1992, the Company has been party to a Research and Option Agreement, as amended, with Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000 (the "Purchase Price") which, together with $115,000 of accrued interest, was paid to TPIMS on April 14, 1998. In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, and provided for a possible further extension through April 14, 2000, upon agreement on a work plan. In January 1998, the Company announced that the TPIMS Agreement would not be extended as a result of a failure to agree on a work plan. Included in other assets on the Company's consolidated balance sheets is $1,274,000, reflecting the current fair market value of the patents and purchased technology.


5. COLLABORATIVE ARRANGEMENTS

    In September 1998, the Company entered into a Library Supply and Sublicense Agreement with Biogen, Inc. ("Biogen") under which the Company will receive a minimum of $7,500,000 over two years for supplying combinatorial chemistry libraries. In addition, the Company has agreed to provide Biogen with non-exclusive worldwide licenses to certain of its chemical-synthesis technologies.

    In July 1998, the Company announced that it had identified several lead compounds in the first phase of its 1997 Research and Development Agreement with Ono Pharmaceuticals Co., Ltd., ("Ono"). As a result, Ono decided to fund the next phase of the program by paying $2,000,000 to the Company.

    In May 1998, the Company and Ono reached definitive agreement on terms which expanded their existing relationship. Under the terms of the new agreement, in addition to previously agreed to ongoing activities, the Company will create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono in exchange for research funding of $1,875,000 in the aggregate, and potential milestone payments and royalties.

    In May 1998, the Company entered into a Research, Development and License Agreement with Novartis Pharma AG ("Novartis") under which the Company received $2,000,000 upon execution of the agreement for past research activities. This non-refundable fee was recognized as revenue in the second quarter of 1998. Under the terms of the Agreement, the two companies will conduct a research program to attempt to identify small-molecule compounds for the treatment of certain diseases mediated by the melanocortin receptor pathway, including diabetes, obesity and Syndrome X in humans. In addition, the parties entered into a Stock Purchase Agreement which granted to the Company the right to sell specific amounts of its common stock to Novartis upon the satisfaction of certain conditions. Together, the Agreement and the Stock Purchase Agreement provide for an amount of guaranteed funding to the Company, and an equity investment by Novartis in the Company's common stock, which may aggregate up to $19,000,000, plus potential milestone payments and royalties.

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

6. COMMON STOCK

    During the third quarter of 1998, the Company issued 41,421 shares of common stock upon the exercise of options. These shares are included in common stock outstanding at September 30, 1998.

7. SUBSEQUENT EVENTS

     On November 9, 1998, the Company sold and issued 1,866,667 shares of its common stock (the "shares") to Novartis following the exercise by the Company of its option to sell such shares to Novartis. The Company obtained this option as part of its previously announced collaboration with Novartis. The purchase price for the shares was $3.75 each.

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

    The Company leverages its technology platform by entering into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties, or by establishing joint-discovery alliances with biotechnology companies. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of September 30, 1998, the Company's accumulated deficit was approximately $65,135,000.

RESULTS OF OPERATIONS

    The Company recorded revenues of approximately $2,043,000 and $7,217,000 for the three and nine months ended September 30, 1998, compared with $1,437,000 and $5,381,000 for the same periods in 1997, respectively. The third quarter revenues for 1998 were derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements (accounting for approximately $1,784,000) as well as $250,000 derived from licensing payments from new collaborators and $9,000 in grant and royalty revenue. By comparison, third quarter revenues for 1997 were exclusively derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements. Revenues from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements for the nine months ended September 30, 1998 and 1997 were approximately $6,447,000 and $4,863,000, respectively. Included in revenues for the nine months ended September 30, 1998 were $750,000 from licensing payments. Also included in revenues for the nine months ended September 30, 1998 were approximately $20,000 in grant and royalty revenue and approximately $88,000 in grant revenue for the comparative period in 1997. In addition, net sales of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), accounted for approximately $430,000 of the total revenues for the first nine months ended September 30, 1997. MPS was sold on February 28, 1997.

    As of September 30, 1998, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $4,050,000. This represents the excess of payments received from third parties over the revenue from libraries shipped or work performed. (See Note 5 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.)

    Cost of sales for the three and nine months ended September 30, 1997 were $0 and $341,000, respectively, and were primarily associated with net sales of custom peptides and combinatorial peptide libraries by MPS.

    The Company incurred research and development expenses totaling approximately $4,658,000 and $13,533,000 for the three and nine months ended September 30, 1998, respectively, as compared with approximately $3,963,000 and $10,471,000 for the same periods in 1997. Increased spending in research and development during the third quarter of 1998 compared to the same period in 1997 resulted primarily from increased funding for (i) the Company's combinatorial chemistry, automation and robotics synthesis programs, largely reflecting a shift in the Company's combinatorial chemistry from mixture-based libraries to small-molecule libraries formatted in single-based compound arrays, and (ii) the Company's partnered drug discovery and melanocortin programs. Expenses associated with arrangements with Torrey Pines Institute for Molecular Studies ("TPIMS") were $77,000 and $944,000 for the three and nine months ended September 30, 1998, respectively, compared with $401,000 and $1,365,000, respectively, for the same periods in 1997. Expenses in connection with the Company's collaboration with Dura Pharmaceuticals, Inc. ("Dura"), a related party, for the three and nine months ended September 30, 1998 were $250,000 and $389,000, respectively, compared with $500,000 and $939,000, respectively, for the same periods in 1997. The Company expects to continue to incur significant expenses in research and development relating to combinatorial chemistry, melanocortin biology, product development and clinical trials, as well as for the development of combinatorial biology technologies (through its subsidiary, ChromaXome Corp.) and the development of other drug discovery technologies.

    The Company's selling, general and administrative expenses total approximately $1,227,000 and $3,619,000 for the three and nine months ended September 30, 1998, as compared to $1,238,000 and $3,807,000, respectively, for the same periods in 1997. Selling, general and administrative expenses are expected to fluctuate as research and development activities fluctuate.

    The Company's interest income decreased to approximately $185,000 and $609,000 for the three and nine months ended September 30, 1998, respectively, as compared to $369,000 and $1,100,000, respectively, for the same periods in 1997. The decrease is a result of lower cash balances due to continuing net losses from operations.

    Interest expense for the three and nine months ended September 30, 1998, were approximately $43,000 and $180,000, respectively, as compared with $57,000 and $138,000 for the same periods in 1997. The decrease in interest expense for the quarter is a result of the buy-out of equipment from under a capital lease and the discontinued accrual of interest for patent technology which was paid in second quarter 1998. However, the year to date increase in interest expense is a result of utilization of a capital lease and notes payable to fund the acquisition of laboratory equipment and other capital assets.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had cash, cash equivalents and short-term investments totaling approximately $10,535,000 compared with $19,427,000 at December 31, 1997. The decrease of $8,892,000 in cash, cash equivalents and short-term investments during the nine months of 1998 resulted primarily from (i) the funding of operations of approximately $6,325,000, (ii) the funding of tenant improvements, furniture and equipment for the Company's combined research and development facilities and corporate headquarters of approximately $1,025,000 and (iii) $1,415,000 in payment for patents and purchased technology acquired in 1997 from TPIMS.

     On November 9, 1998, the Company sold and issued 1,866,667 shares of its common stock (the "shares") to Novartis following the exercise by the Company of its option to sell such shares to Novartis. The Company obtained this option as part of its previously announced collaboration with Novartis. The purchase price for the shares was $3.75 each.

    In September 1998, the Company entered into a Library Supply and Sublicense Agreement with Biogen, Inc. ("Biogen") under which the Company will receive a minimum of $7,500,000 over two years for supplying combinatorial chemistry libraries. In addition, the Company has agreed to provide Biogen with non-exclusive worldwide licenses to certain of its chemical-synthesis technologies.

    In July 1998, the Company announced that it had identified several lead compounds in the first phase of its 1997 Research and Development Agreement with Ono Pharmaceuticals Co., Ltd., ("Ono"). As a result, Ono decided to fund the next phase of the program by paying $2,000,000 to the Company.

    In May 1998, the Company and Ono reached definitive agreement on terms which expanded their existing relationship. Under the terms of the new agreement, in addition to previously agreed to ongoing activities, the Company will create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono in exchange for research funding of $1,875,000 in the aggregate, and potential milestone payments and royalties.

    In May 1998, the Company entered into a Research, Development and License Agreement with Novartis Pharma AG ("Novartis") under which the Company received $2,000,000 upon execution of the agreement for past research activities. This non-refundable fee was recognized as revenue in the second quarter of 1998. Under the terms of the Agreement, the two companies will conduct a research program to attempt to identify small-molecule compounds for the treatment of certain diseases mediated by the melanocortin receptor pathway, including diabetes, obesity and Syndrome X in humans. In addition, the parties entered into a Stock Purchase Agreement which granted to the Company the right to sell specific amounts of its common stock to Novartis upon the satisfaction of certain conditions. Together, the Agreement and the Stock Purchase Agreement provide for an amount of guaranteed funding to the Company, and an equity investment by Novartis in the Company's common stock, which may aggregate up to $19,000,000, plus potential milestone payments and royalties.

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

    In September 1997, the Company entered into a 10-year lease covering a facility located in San Diego, California, to serve as its combined research and development facilities and corporate headquarters. The Company's headquarters and all operations relocated to this facility effective May 4, 1998. The annual rent is $1,685,000 and is subject to a 3.5% annual escalation clause. The landlord has agreed to fund up to a specified amount of tenant improvements for construction, project management, space planning, architect and engineering fees and other related costs on behalf of the Company. The Company incurred approximately $1,200,000 to furnish and equip the new facility, of which part has been funded under an equipment financing line. (See Note 3 of Notes to the Company's Consolidated Financial Statements.)

    The Company has maintained equipment financing lines for the financing of the majority of its equipment needs. The Company has granted all right title and security interest in the equipment acquired through these financing sources, as set forth on periodic equipment schedules, to the lenders (and secured parties). In September 1998, the Company obtained a new equipment financing line under an existing master agreement established in 1997. The new equipment financing line, of $750,000, was completely drawn down in September 1998. The previous equipment financing line of $3,000,000 expired in July 1998 with an outstanding balance of $2,254,000. (See Note 3 of Notes to the Company's Consolidated Financial Statements.)

    Since 1992, the Company has been party to a Research and Option Agreement, as amended, with Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1,300,000 (the "Purchase Price") which, together with $115,000 of accrued interest, was paid to TPIMS on April 14, 1998. In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties, and provided for a possible further extension through April 14, 2000, upon agreement on a work plan. In January 1998, the Company announced that the TPIMS Agreement would not be extended as a result of a failure to agree on a work plan. Included in other assets on the Company's consolidated balance sheets is $1,274,000, reflecting the current fair market value of the patents and purchased technology.

    In connection with the Company's research agreement with Dura, the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of September 30, 1998, $4,650,000 had been funded since the inception of the 1996 Dura agreement.

    The Company's future cash requirements will depend on many factors, including the continuation of its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the scope and results of clinical trials. It is probable, however, that for at least the foreseeable future, the Company's cash requirements will exceed its revenues. The Company expects that its primary potential revenue source for the foreseeable future will be additional collaborative agreements. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, funding under existing research and development collaborations and the commitment for equity funding from a former collaborative partner, together with currently available facility and equipment financing, will be sufficient to fund its current and planned operations for at least the next 12 months. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

    The Company is presently reviewing all of its software for exposure to the Year 2000 issue, including network and workstation software, and does not believe that it has significant associated risk. The Company primarily uses third-party software programs written and updated by outside firms. A plan has been put into place to request certification from each such firm that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other after 1999, the Company plans to test all of its software during 1998 and 1999 using a combination of past and future dates. Although no problems are expected to result from these tests, the Company expects that any problems would be corrected by August 1999. The cost of modifying or replacing software to bring the Company into compliance, if necessary, is not expected to be material.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to continue to maintain the competitiveness of its drug discovery technologies and to conduct the costly and time consuming research and preclinical and clinical testing necessary to bring products to market. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products,
(iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry capabilities,
(v) the costs involved in developing additional drug discovery technologies, including combinatorial biology and the synthesis of compounds through automation, (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments and

(viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources, funding under existing research and development collaborations and the commitment for equity funding from a former collaborative partner, together with currently available facility and equipment financing, will be sufficient to fund its current and planned operations for at least the next 12 months, there can be no assurance that changes will not occur that would consume available capital resources before such time.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1997, 1996 and 1995, the Company had net losses of approximately $9,372,000, $11,688,000 and $9,490,000, respectively. For the nine months ended September 30, 1998, the Company recorded a net loss of $9,506,000. At September 30, 1998, the Company had an accumulated deficit of approximately $65,135,000. The Company expects that its ability to achieve profitability will be dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements or to expand and achieve success under existing relationships. There can be no assurances that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. If the Company is unable to receive significantly increased revenues under collaboration arrangements, the Company expects to incur additional operating losses in the future and expects cumulative losses to increase as the Company's research and development efforts and preclinical and clinical testing are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    No information is presented for this Item (the Company is not presently required to prepare or provide this information pursuant to the Instructions to
Item 305 of Regulation S-K).

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on August 25, 1998 in San Diego, California.

Item 1. -- Election of Directors

            Each of the nominees listed was duly elected to the Board of Directors of the Company at the Annual Meeting by the tally indicated:


    Class I Nominees                Votes in Favor            Votes Against             Abstain/Non-Votes
    ----------------                --------------            -------------             -----------------
    Harvey S. Sadow                   11,829,245                   274,885                       0
    Robert S. Whitehead               11,816,580                   287,550                       0

Item 2. -- To Increase the Shares Available under the 1996 Stock Incentive Plan and to Approve Such Plan as Amended and Restated.

         Votes in Favor            Votes Against             Abstain/Non-Votes
         --------------            -------------             -----------------
             6,376,201               2,383,272                  3,344,657

Item 3. -- To Increase the Shares Available under the 1996 Employee Stock
           Purchase Plan

        Votes in Favor            Votes Against             Abstain/Non-Votes
        --------------            -------------             -----------------
            8,431,432                  392,525                 3,280,173

Item 4. -- Ratification of the Company's Independent Auditors

        Votes in Favor            Votes Against             Abstain/Non-Votes
        --------------            -------------             -----------------
          11,944,193                   137,420                      22,517

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      Exhibit No.  Description
      -----------  -----------
        *10.1      Library Supply and Sublicense Agreement dated as of September
                   30, 1998 between Biogen, Inc. and the Company.

         27.1      Financial Data Schedule.

----------

* The Company has requested confidential treatment of certain portions of this agreement.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Trega Biosciences, Inc.

Date: November 12, 1998                /s/  ROBERT S. WHITEHEAD
                                       -----------------------------------------
                                       Robert S. Whitehead
                                       President, Chief Executive Officer,
                                       Chairman of the Board of Directors and
                                       Acting Chief Financial Officer (Principal
                                       Executive, Financial and Accounting
                                       Officer)