Form 10-K405
period 1998-12-31
TREGA BIOSCIENCES INC
filed 1999-03-31
CIK 887920

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
                                  ________________

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

                                         OR

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          Commission File Number: 0-27972
                              TREGA BIOSCIENCES, INC.
               (Exact Name of Registrant as Specified in its Charter)
                             --------------------------

                   DELAWARE                               51-0336233
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)               Identification No.)
            9880 CAMPUS POINT DRIVE                         92121
             San Diego, California                        (Zip Code)
   (Address of principal executive offices)


     (Registrant's telephone number, including area code):  (619) 410-6500
                             --------------------------
            Securities registered pursuant to Section 12(b) of the Act:
                                       NONE
            Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK $.001 PAR VALUE
                                  (Title of Class)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 26, 1999, as reported on the Nasdaq National Market, was approximately $16,468,975. Shares of Common Stock beneficially held by each officer and director of the Registrant and by each person who beneficially owns 10% or more of the Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 26, 1999, there were 18,022,272 shares of the Registrant's Common Stock outstanding.


                        DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders which is presently expected to be held on May 18, 1999, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or before April 16, 1999 and is referred to herein as the "Proxy Statement," are incorporated herein by reference into Part III hereof as provided in such Part.

                              TREGA BIOSCIENCES, INC.

                                     FORM 10-K

                                       INDEX



                                        PART I                             PAGE
                                                                          -----
Item 1.           Business..............................................     3
Item 2.           Properties............................................    15
Item 3.           Legal Proceedings.....................................    15
Item 4.           Submission of Matters to a Vote of Security Holders...    15

                                          PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................    17
Item 6.           Selected Financial Data...............................    18
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................    19
Item 7a.          Qualitative and Quantitative Disclosure About Market
                  Risk..................................................    22
Item 8.           Financial Statements and Supplementary Data...........    24
Item 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure...................    24

                                          PART III

Item 10.          Directors and Executive Officers of the Registrant....    24
Item 11.          Executive Compensation................................    24
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management............................................    24
Item 13.          Certain Relationships and Related Transactions........    24

                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K..........................................    25

SIGNATURES..............................................................    28


                                       PART I


ITEM 1.   BUSINESS

  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING SUCH WORDS AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOMES PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" ON PAGES 9 TO 15 OF THIS ANNUAL REPORT ON FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

  Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company focused on accelerating the process of drug discovery by using small molecule combinatorial chemistry and other drug discovery technologies to create novel drugs having greater chances of clinical success. In combination with its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), Trega offers products and services to the pharmaceutical and biopharmaceutical industries. Trega also uses its drug discovery technologies in its internal development programs, which are focused on discovering small molecules acting on melanocortin ("MC") receptors, which may be important in the treatment of inflammatory and metabolic diseases.


TREGA'S BUSINESS STRATEGY

  Trega's objective is to be a leading developer of and resource for drug discovery and selection technologies and to deliver early-stage clinical development candidates that are active against disease targets of importance to major pharmaceutical and biotechnology companies. In 1998, Trega invested significantly in three areas:

     (1) the further development of combinatorial chemistry libraries formatted in singles-based compound arrays;

     (2) the screening of the Company's combinatorial chemistry libraries against a series of MC receptors; and

     (3) the addition of expertise and technology development programs with respect to drug selection tools (through the acquisition of NaviCyte).

  Trega's commercial approach focuses on the development and implementation of a sustainable business strategy principally through a mix of corporate collaborations, internal discovery programs and value added products and services not dependent on regulatory approval for marketing. To implement its strategy Trega intends to:

 - Enter into collaborations to provide pharmaceutical companies with access to Trega's combinatorial chemistry libraries and individually synthesized compounds. Trega has current drug discovery collaborations which include an arrangement with Ono Pharmaceuticals Co., Ltd. ("Ono"), focusing on the identification of small-molecule agonists of MC-1 to treat inflammatory conditions, and an arrangement with Novartis Pharma AG ("Novartis"), focusing on treatments of certain diseases believed to be mediated by the MC-4 receptor pathway such as obesity, Type II diabetes and Syndrome X.

  - Discover and develop selected compounds through early-stage clinical trials in an effort to demonstrate their potential value. Presently, Trega is pursuing the discovery and development of small-molecule compounds that are active against MC receptors. Trega is currently screening its small-molecule combinatorial chemistry libraries against these receptors, which have been identified as playing a role in the body's inflammatory processes and in metabolic diseases, in an effort to discover potential drug leads. In 1993, Trega used its combinatorial chemistry technologies to discover a family of proprietary compounds that appear to influence the production and activity of anti-inflammatory and pro-inflammatory cytokines through interaction with the MC receptors. One of these compounds, HP 228, is in the final stages of a Phase II clinical study evaluating its effectiveness in relieving post-surgical pain (an inflammatory condition) in patients undergoing elective hip or knee replacement surgery. If the results of the study support further development, Trega intends to seek a pharmaceutical partner to undertake such development. Trega intends to selectively develop, to early-stage clinical development, a limited number of future discoveries from internal efforts or screening alliances with other companies. For further development, Trega would attempt to partner any such discoveries with major pharmaceutical companies (prior to the initiation of Phase II clinical trials when possible) in order to mitigate the costs associated with development and commercialization, and to gain access to development and marketing expertise.

- Support the drug discovery efforts of pharmaceutical and biopharmaceutical customers by offering, through Chem.Folio-TM-, non-exclusive access to diverse, small-molecule compound libraries. Since the introduction of its Chem.Folio-TM- program in mid-1998, Trega has entered into arrangements for the sale of combinatorial chemistry libraries to Biogen, Inc. ("Biogen"), Isis Pharmaceuticals, Inc. ("Isis") and the Parke-Davis Division of Warner-Lambert Company ("Parke-Davis").

- Develop, through NaviCyte, products and services to facilitate the rapid screening of drug development candidates for pharmacokinetic characteristics. NaviCyte, acquired by Trega in November 1998, is developing products and services to facilitate the rapid screening of drug development candidates for pharmacokinetic characteristics (such as how such candidates are absorbed in humans, distributed through the body, metabolized and excreted). In addition, NaviCyte is in the early stages of developing a model that is intended to assist in predicting the pharmacokinetic and toxicological properties of new compounds based on their chemical structure. The products and services under development by NaviCyte are intended to provide critical information necessary for drug candidate selection early in the drug discovery process.

RECENT DEVELOPMENTS

  ChromaXome

  On March 16, 1999, substantially all of the assets of ChromaXome Corp., a wholly owned subsidiary of Trega ("ChromaXome"), were sold to TerraGen Discovery Inc. ("Discovery"), the wholly owned subsidiary of TerraGen Diversity Inc. ("Diversity"). As consideration for the sale, ChromaXome received $2 million in cash, interest-bearing promissory notes of Discovery with an aggregate principal amount of $3 million and 600,000 shares of Diversity preferred stock. Of the $3 million in principal amount of notes, $2 million is payable no later than December 31, 1999 and the remaining $1 million is payable no later than June 30, 2000, with the entire amount secured by Discovery's pledge of the assets acquired from ChromaXome.

  Until the closing of such sale, Trega had been conducting an early-stage combinatorial biology program through ChromaXome (which the Company acquired in August 1996). In combinatorial biology, scientists attempt to create libraries of potentially new compounds through the molecular manipulation, cloning and transfer of genetic material from a naturally occurring microorganism into a suitable industrial microbial host. As a result of Trega's current focus on developing technologies that add to its drug discovery techniques (such as the drug candidate selection tools under development by NaviCyte), the Company determined that further development of a parallel technology to create molecular diversity (i.e., combinatorial biology as compared to Trega's core competency in combinatorial chemistry) created unneeded redundancy and diverted funds and other resources away from complementary development programs.

  As a result of the sale, eight persons formerly employed by ChromaXome have become employees of Discovery (comprising the entire staff of ChromaXome at the time of the sale).

  NaviCyte

  On November 23, 1998, Trega acquired all of the outstanding shares of NaviCyte's capital stock. In exchange, (i) holders of NaviCyte capital stock prior to the acquisition received, in the aggregate: (a) $210,000 in cash and
(b) 1,428,231 shares of Trega's Common Stock; and (ii) holders of options to acquire NaviCyte capital stock prior to the acquisition received, in the aggregate, options to acquire 1,071,756 shares of Trega's Common Stock. In addition, Trega made an aggregate of $350,000 in advances to NaviCyte.

TREGA'S DRUG DISCOVERY TECHNOLOGIES

  Combinatorial Chemistry

  A principal technique for discovering drugs involves screening chemical compounds against biological assays to identify those compounds that trigger a desired activity. This technique requires access to a large collection of compounds that can be rapidly tested for activity in assays representing biologic intervention points (targets). Combinatorial chemistry, which is a technique for simultaneously creating thousands of chemical compounds, directly addresses the demand for large collections of compounds. Combinatorial chemistry involves rapidly and systematically assembling a variety of molecular entities, or building blocks, in many different combinations to create libraries of diverse compounds that can be tested in drug discovery screening assays to identify potential lead compounds.

  The Company believes that its combinatorial chemistry technologies facilitate the rapid identification of lead compounds for its pharmaceutical partners and for its internal discovery programs by creating compounds that offer the following important characteristics:

- PHARMACEUTICALLY RELEVANT COMPOUNDS. The Company believes that its libraries are designed to produce significant numbers of pharmaceutically relevant compounds. Trega's combinatorial chemistry libraries are carefully created to meet the design, diversity, quality and purity criteria preferred by the pharmaceutical industry.

 - TEMPLATE NOVELTY. The Company believes that the distinctive core structures, or templates, around which the Company's small-molecule libraries are built possess the physico-chemical weights and structures characteristic of pharmaceutical compounds, yet have not previously been thoroughly explored as potential drugs. Trega has applied for patents on nearly all of these libraries.

- EASY-TO-SCREEN FORMATS. Trega's libraries are formatted in singles-based compound arrays and consist of compounds free in solution, without interfering solid supports, such as beads, pins, chips or tags. These libraries do not require use of deconvolution strategies commonly employed to identify active compounds in mixture-based libraries. Moreover, compounds formatted as singles-based compound arrays are created and screened as individual compounds to facilitate the rapid identification of active compounds.

- VALIDATION. Multiple leads and highly active compounds have been identified and/or optimized utilizing Trega's technologies, both by Trega and in several of the Company's external collaborations.

  Design of Libraries

  Trega's screening libraries are designed and constructed by medicinal chemists to meet stringent purity, molecular weight and quantity requirements optimized for the pharmaceutical industry. Trega's combinatorial chemistry approach to the design and synthesis of novel, diverse chemical libraries involves the integration of medicinal chemistry, computational design, solid-phase chemical synthesis, the patented Tea-Bag method of simultaneous parallel synthesis and automated library synthesis.

  Trega focuses its combinatorial library synthesis program on creating diverse, low molecular weight compounds, especially heterocyclic structures. Heterocycles, as a class of compounds, are considered desirable pharmaceutical candidates because they are more likely to be orally available, are generally less expensive to manufacture and typically have a longer duration of action than other compound classes such as peptides and proteins. The Company believes that compounds of low molecular weight, especially heterocycles, represent the majority of drugs currently on the market.

  Extending the range of Trega's libraries involves developing novel templates and, subsequently, libraries based on those templates. These new libraries are designed to add to the structural diversity of Trega's existing libraries, thereby enhancing their utility by increasing the likelihood that screening of the libraries against a particular biological target will result in identification of a compound with activity against that target.

  Once a lead compound is identified from a screening library, Trega utilizes a computational representation of the possible compounds that can be created around that structure to uncover a set of closely related compounds that can be synthesized in highly purified form and screened to identify the most active chemical structure.

  Melanocortin Biology

  In 1993, Trega used its early combinatorial chemistry technologies to discover a family of proprietary peptide compounds that appear to influence the production and activity of anti-inflammatory and pro-inflammatory cytokines (hormone-like proteins that act as messengers between cells) through interaction
with the MC receptors.   HP 228, the only compound from this family currently
being advanced by the Company, is presently the subject of a Phase II clinical trial to evaluate its effectiveness in treating acute, post-surgical pain (an inflammatory condition) in patients undergoing elective hip or knee replacement surgery. If the results of the study support further development, Trega intends to seek a pharmaceutical partner to undertake such development.

  Trega's internal drug discovery programs are currently focused on the identification of small-molecule compounds active against a series of known MC receptors, some of which have been shown to play a role in inflammatory processes and metabolic diseases. Active compounds that interact with these receptors may be useful in treating inflammatory conditions (such as pain, asthma and arthritis) or metabolic conditions (such as diabetes and obesity).

  Trega's internal discovery strategy includes collaborating with pharmaceutical partners to identify small-molecule compounds active against the MC receptors by screening the Company's small-molecule combinatorial chemistry libraries. In 1997, Trega entered into an alliance with Ono to identify small-molecule agonists of MC-1 to treat inflammatory conditions. (See "Trega's Collaborations--Ono" below.) In May 1998, Trega entered into a collaboration with Novartis to identify, develop and commercialize orally-active small molecules for the treatment of certain diseases believed to be mediated by the MC-4 receptor pathway, including obesity, Type II diabetes and Syndrome X. (See "Trega's Collaborations--Novartis" below.)

  NaviCyte

  NaviCyte, acquired by Trega in November 1998, is developing products and services to facilitate the rapid screening of drug development candidates for pharmacokinetic characteristics (such as how such candidates are absorbed into humans, distributed through the body, metabolized and excreted). In addition, NaviCyte is in the early stages of developing a model that is intended to assist in predicting the pharmacokinetic and toxicological properties of new compounds based on their chemical structure. The products and services under development by NaviCyte are intended to provide critical information necessary for drug candidate selection early in the drug discovery process.

  As part of its efforts, NaviCyte has assembled a collaborative consortium, presently focused on the early stage development of a model to predict the absorption into the human body of potential drug candidates. Current consortium subscribers include SmithKline Beecham PLC, Parke-Davis, Genentech Inc., Schering-Plough Corp. and Johnson & Johnson's R.W. Johnson Pharmaceutical Research Institute. Subscription, which requires the payment of an up-front fee and certain milestone payments, yields access to the current phase of the evolving predictive model. Following the completion of the current phase of the model regarding absorption, NaviCyte intends to continue with a second phase to predict human metabolism of potential drug candidates.

  NaviCyte has acquired, from the Memorial Sloan-Kettering Cancer Research Institute, a worldwide, exclusive license for all commercial applications of the Caco-2 cell line and its derivatives. The Company believes that the Caco-2 cell line is currently the most widely used cell line for in-vitro estimation of the oral absorption of compounds. NaviCyte currently grants nonexclusive sublicenses at a relatively modest cost to companies wishing to use the Caco-2 cell line for their internal use and to service firms for use in contract research studies. NaviCyte also sells Caco-2 cells, which are time consuming to grow and require skill in cell culture techniques.

  In addition to the foregoing, NaviCyte presently markets (for distribution by Corning, Incorporated (United States, Europe and Japan) or Toyobo (Japan)) two types of diffusion chambers. NaviCyte also has developed a contract testing business for pharmaceutical and biotechnology companies, with an emphasis on in vitro permeability and metabolism studies.

TREGA'S COLLABORATIONS

  Trega has current drug discovery collaborations with Novartis, Ono and Chugai Biopharmaceuticals, Inc. ("Chugai").

- NOVARTIS. In May 1998, Trega entered into a Research, Development and License Agreement with Novartis pursuant to which the companies are focused on the identification and development of orally-active small molecules for the treatment of certain diseases believed to be mediated by the MC-4 receptor pathway, including obesity, Type II diabetes and Syndrome X. The Agreement provides for (i) an equity investment at Trega's option, which the Company exercised in November 1998 and received $7 million in exchange for approximately 1.9 million shares of the Company's Common Stock; (ii) an additional $12 million in committed funding (consisting of $2 million received upon the execution of the Agreement for past research activities and $10 million over a three-year period); and (iii) potential milestone payments and royalties from the successful development and commercialization of products (for which Novartis has worldwide rights).

- ONO. In June 1997, Trega entered into a Research and Development Agreement with Ono pursuant to which the Company is screening its combinatorial chemistry libraries and certain of Ono's chemical compounds against an MC-1 receptor screen to identify potential small-molecule agonists of the receptor to treat inflammatory conditions. Trega received an up-front license fee and an additional payment for work to be done during the first 12 months under the Agreement. In July 1998, as a result of achieving a milestone under the Agreement, Trega received $2 million to fund the next phase of the program. Trega will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. Rights to commercialize products resulting from the arrangement, if any, will belong to Ono in China, Japan, South Korea and Taiwan and to Ono and Trega in Europe, with Trega holding such rights with respect to North America and the rest of the world. In May 1998, Trega and Ono reached a definitive agreement to expand their relationship. Under the new agreement, Trega is creating additional custom combinatorial libraries and optimizing lead compounds discovered by Ono, and has undertaken screening of those compounds in a target of interest to Ono. As part of the new relationship, Trega received approximately $1.9 million in research funding.

- CHUGAI. The collaboration with Chugai, a subsidiary of Chugai Pharmaceutical Co., Ltd., was initiated in January 1997. Pursuant to this arrangement, Trega provides Chugai with combinatorial libraries which Chugai screens against a range of targets. Compounds identified with activity in bone, cardiovascular and infectious diseases as well as hematological growth factors and oncology may be developed by Chugai, and Chugai would pay milestone payments and royalties on compounds, if any, discovered from Trega's libraries and subsequently developed and marketed by Chugai (for which Chugai would have worldwide rights). Chugai and Trega would jointly own any compounds with identified activity in Chugai's inflammation screens. In addition, Trega may develop any compounds discovered in selected Chugai screens targeted at obesity and central nervous system diseases, with a royalty obligation payable to Chugai for any compounds that are commercialized.

  With respect to certain of Trega's other collaborations, the screening periods or active phases for collaborations between the Company and each of Novo Nordisk A/S, Proctor & Gamble and a major ophthalmic company have expired within the past year. In addition, Trega's drug discovery alliances with Chiroscience Group, plc., RiboGene, Inc. and Cadus Pharmaceutical Corporation have either terminated or are presently inactive.

CHEM.FOLIO-TM-

  In July 1998, Trega introduced Chem.Folio-TM-, a portfolio of combinatorial chemistry screening libraries, to provide companies with the opportunity to benefit from access to Trega's existing combinatorial chemistry libraries. Chem.Folio-TM- is targeted at organizations requiring only non-exclusive access to compounds for use in their internal screening programs. Optimization and resupply services, as well as technology transfer and screening for drug selection, are also available from Trega for Chem.Folio-TM- customers.

  Chem.Folio-TM- customers include (i) Biogen which, pursuant to an October 1998 agreement, will provide Trega with funding of $7.5 million over two years for the purchase of Trega's combinatorial chemistry libraries; (ii) Parke-Davis which, pursuant to a December 1998 agreement (which superseded a May 1997 agreement calling for Parke-Davis' purchase of $1.5 million worth of the Company's Common Stock), agreed to purchase $1.5 million worth of the Company's combinatorial chemistry libraries; and (iii) Isis pursuant to a March 1999 agreement.

  Chem.Folio-TM- screening libraries are designed by experienced medicinal chemists using state-of-the-art computational software to include diverse, drug-like molecules. Each Chem.Folio-TM- library is designed to be maximally diverse within the constraints of producing drug leads. Each library is put through a two-step quality control process to ensure the final product meets industry purity standards.

CERTAIN LICENSE AND OTHER TECHNOLOGY ARRANGEMENTS

  Torrey Pines Institute for Molecular Studies ("TPIMS")

  Pursuant to a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"), Trega historically has relied upon TPIMS, a not-for-profit biomedical research institute founded by the founder of the Company (Dr. Richard Houghten), for certain basic research and laboratory facilities and scientific personnel necessary for the Company to conduct a significant portion of its combinatorial chemistry business. As a result of
(i) Trega's development of internal resources and personnel to support the conduct of its combinatorial chemistry business and (ii) Trega's adoption of techniques for the creation of combinatorial libraries in singles-based arrays, which techniques are not within the special interest of TPIMS in creating mixture-based libraries, the Company is no longer dependent upon TPIMS for those facilities and services previously provided.

  Given their divergence in directions and Trega's development of internal resources, the Company notified TPIMS that it would not extend the TPIMS Agreement (which thus expired on April 14, 1998). However, pursuant to the TPIMS Agreement, Trega continued with funding for TPIMS through July 14, 1998.

  Pursuant to the TPIMS Agreement, Trega purchased TPIMS' entire right, title and interest in and to certain technology that arose at TPIMS and was identified in the Agreement, subject to the continuing rights of the United States government, if any, and of TPIMS to use the technology for academic purposes. This purchase eliminated the obligation of Trega to make milestone payments and to pay royalties in respect of products based upon this technology. The purchase price pertaining to these rights was $1.3 million.

  Subsequently, as of March 4, 1998, Trega entered into a Services and License Agreement (the "Services Agreement") with TPIMS which gives the Company the opportunity to call upon TPIMS for chemistry services on an as-needed basis. Under the Services Agreement, Trega returned to TPIMS for its use certain combinatorial chemistry libraries which were of no further interest to the Company, and TPIMS agreed to give the Company a right of first refusal in the field of MC receptor ligands.

  Dura Pharmaceuticals, Inc.

  In February 1996, Trega entered into a Research and Development Agreement with Dura Pharmaceuticals, Inc. ("Dura"). Dura markets pharmaceuticals for the treatment of respiratory diseases and is developing a dry powder inhalation system for pulmonary delivery of respiratory drugs and other pharmaceuticals. Pursuant to this Agreement, Trega committed to provide funding totaling $6,000,000 over four years to seek to apply Dura's proprietary drug delivery technology to Company compounds. As of December 31, 1998, $4,650,000 had been funded by Trega since the inception of the Agreement. Concurrent with the execution of the Agreement, Dura purchased shares of the Company's preferred stock, which were converted to shares of the Company's Common Stock upon closing of Trega's initial public offering, for $5,000,000.

  In April 1998, Trega initiated a Phase I dose-escalation trial evaluating the safety of administering HP 228 to the lungs. In the trial, HP 228 was delivered using Dura's proprietary pulmonary drug delivery system. In September 1998, Trega announced completion of four of the five planned dosage groups, with the Company electing not to study the highest dosage level. Preliminary data indicated systemic absorption to the lungs and no safety problems at the doses studied.

  If applicable, Trega and Dura have agreed to negotiate certain manufacturing and licensing agreements for any Company compounds successfully developed using Dura's technologies. Separately, Dura will have the option to participate in funding the development of, and to receive a commensurate share of the commercial benefits from, respiratory compounds discovered and owned by Trega in the course of its drug discovery efforts.

  The Scripps Research Institute ("Scripps")

  Trega is the assignee of a license to the method patent covering the Tea Bag simultaneous parallel solid-phase synthesis technology from Scripps. This license was acquired from the technology's inventor, Dr. Richard Houghten. Trega, under certain circumstances, may be required to pay royalties to Scripps for use of the Tea Bag technology.

  Chiron Corporation

  Pursuant to agreements with Chiron Corporation ("Chiron"), in January 1994, Trega and Chiron cross-licensed certain patent rights held by each company related to the synthesis and screening of peptide libraries. The combined cross-licensed portfolios of patent rights provide substantial research platforms and methodologies for developing and screening peptide libraries. The rights granted by Trega to Chiron include rights to utilize the Tea Bag method of synthesis (including synthesis of non-peptide libraries). Trega is required to pay royalties to Chiron on products generated using Chiron's technology.

  Northwest Neurologic, Inc.

  As of May 30, 1997, Trega entered into a Research & License Agreement with Northwest Neurologic, Inc. ("NNL"), which was subsequently amended (the "NNL License Agreement"). Under the NNL License Agreement, Trega acquired a nonexclusive license to certain technology related to the MC receptors for use in a defined field. In exchange, Trega agreed to pay cash to NNL and to provide NNL with the use of up to 10 combinatorial libraries and certain other services to be provided by the Company. Each party will owe milestone payments and royalties to the other based upon the development and commercialization of products employing the technology received under the NNL License Agreement. In March 1998, NNL was acquired by Neurocrine Biosciences, Inc.

PATENTS

  The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company currently pursues patent protection for its combinatorial chemistry technologies and libraries, its efforts in the melanocortin area, and its selection technologies through its NaviCyte subsidiary. Currently, the Company has approximately 26 issued United States patents and 34 pending United States patent applications. It is the Company's policy to pursue foreign patent protection where appropriate and the Company currently has over 150 pending foreign patent applications or foreign issued patents. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

RESEARCH AND DEVELOPMENT EXPENSES

  Trega incurred research and development expenses totaling approximately $17.9 million, $14.8 million and $11.8 million in 1998, 1997 and 1996, respectively. (See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" below.)

EMPLOYEES

  As of March 12, 1999, the Company had 108 full-time employees, including 81 in research and development. Of the Company's total employees, approximately 48 hold advanced degrees. Trega places an emphasis on obtaining the highest available quality of staff. Trega has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including chemistry, biology and pharmaceutical development. None of the Company's employees are covered by collective bargaining arrangements and management considers relations with its employees to be good.

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

NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

  Drug discovery methods based upon combinatorial chemistry technology are relatively new compared to traditional methods of drug discovery and there can be no assurance that these methods will lead to the discovery or development of commercial pharmaceutical products or that the Company will be able to employ these or other methods of drug discovery successfully. Moreover, the Company's technology development programs, including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation, are at early stages of development, and there can be no assurance that such technology programs will be developed or employed successfully, work efficiently or otherwise enhance the Company's ability to engage effectively in drug discovery. The types of combinatorial libraries the Company is capable of offering, the nature of the compounds the Company is able to synthesize and the relative value of any other drug development technologies which the Company may be able to provide will, in large part, determine the demand for the Company's drug discovery capabilities. An inability to offer competitive libraries or other drug development technologies, or an inability to synthesize compounds that have actual or potential utility, would have a material adverse effect on the Company. Failures in the field of drug discovery, including combinatorial chemistry, could have a material adverse effect on the Company.

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

EARLY STAGE OF PRODUCT DEVELOPMENT

  The Company's research and product development programs (including the Company's program with respect to potential drug candidates for the treatment of diseases believed to be mediated by the melanocortin receptor pathway) are at early stages. Any compounds resulting from the Company's research and development programs are not expected to be commercially available for a number of years, if ever, even if any such compounds are successfully developed and proven to be safe and effective. There can be no assurances that any of the Company's product development efforts will be successfully completed, that development arrangements with pharmaceutical partners will be established on acceptable terms, if at all, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost, or that any products, if introduced, will achieve market acceptance or profitability.

  Certain of the Company's technology development programs, including the Company's selection, screening and predictive technology programs (conducted through NaviCyte), may not result in products or services that can be utilized, other than for certain limited development consortium purposes, within the foreseeable future, if ever. There can be no assurances that these programs will be successfully completed or result in products or services that are efficacious, perceived as valuable by pharmaceutical partners or customers, useful in the Company's internal development programs or otherwise an enhancement to the Company's ability to engage effectively in drug discovery.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

  The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to maintain the competitiveness of its combinatorial chemistry technologies, to continue its technology development programs (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation) and to conduct the costly and time consuming research and preclinical and clinical testing necessary to advance potential drug candidates (such as HP 228). The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products, (iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry and other drug discovery capabilities, (v) the costs involved in developing additional drug discovery technologies (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation), (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,
(vii) competing technological and market developments and (viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources and funding under existing research and development collaborations and product sales agreements, together with currently available property and equipment financing, will be sufficient to fund its current and planned operations for the next 12 months, there can be no assurance that changes will not occur that would consume available capital resources before such time.

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

COMPETITION

  The Company is engaged in a highly competitive and rapidly changing industry. The Company competes not only with other combinatorial chemistry companies, but also with companies utilizing other technologies (such as high or ultrahigh throughput screening) for the same objectives. Competition from fully integrated pharmaceutical companies, biotechnology companies and other drug discovery companies is intense and is expected to increase. Many pharmaceutical and biotechnology companies, which represent the largest potential market for the Company's combinatorial chemistry and other drug discovery technologies, have developed or are developing internal combinatorial chemistry and other drug discovery technology programs (including selection, screening and predictive technologies) or have entered into collaborations with companies conducting such programs. Many of these pharmaceutical companies, as compared with the Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing which may be competitive with the Company's efforts. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. There is also competition for access to novel pharmacophores and desirable assays to use for screening of libraries, and any inability of the Company to develop novel pharmacophores or maintain access to a sufficiently broad range of assays for screening potential drugs would have a material adverse effect on the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than the Company, thus rendering the Company's technologies and/or products obsolete, uncompetitive or uneconomical.

  In combinatorial chemistry and other drug discovery technologies, the Company faces competition based on a number of factors, including price, size and diversity of libraries, ease of use of libraries, speed and costs of identifying and optimizing potential lead compounds, access to novel pharmacophores and desirable assays, patent position and the ability to provide drug discovery technologies desired by or useful to potential partners. In view of the competitive nature of the Company's industry, the Company expects to face continued and substantial downward pressure on the prices which the Company is able to charge for its products and services.

  In addition, products and therapies that will compete directly with any compounds that the Company seeks to develop (such as HP 228), or that the Company's collaborative partners may seek to develop, currently exist or are being developed. In product development and marketing, the Company and its collaborative partners will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company's success will depend in large part on its ability to obtain patents for its methodologies and the compounds and other products, if any, resulting from the application of such methodologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as combinatorial chemistry (including the Company), are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that the Company will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the Company's technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by the Company with respect to the Company's combinatorial chemistry libraries and certain uses for HP 228, as well as patent applications filed by the Company (through NaviCyte) with respect to certain aspects of the selection, screening and predictive technology programs being developed by the Company (through NaviCyte). There can be no assurance that the patents of, or with respect to which rights have been licensed to, the Company will not be challenged, invalidated or circumvented, or that the rights granted or licensed to the Company will provide proprietary protection or competitive advantages to the Company. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to the Company, and the Company's U.S. patent for the composition of matter of HP 228 and certain uses of HP 228. The U.S. patent on the Tea Bag technology, that the Company believes is important to the Company's business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than the Company) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or the use of certain methodologies relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents or conduct its business.

  A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the fields of combinatorial chemistry and other drug discovery technologies and with respect to products and therapies that may have potential uses which are similar to the Company's current research and development areas. The commercial success of the Company will depend in part on the Company's not infringing patents and not breaching the patent and know-how licenses upon which any of the Company's technologies or compounds are based or having such licenses breached or terminated by others. Certain patent applications or patents may conflict with the Company's patent applications and patents either by claiming the same methods or compounds or by claiming methods or compounds which would dominate those of the Company. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the U.S. Patent and Trademark Office ("PTO") so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Any such conflicts could result in a significant reduction of the coverage of the Company's issued or licensed patents and its ability to obtain issuance of significant patent protection from its applications. In addition, if patents are issued to other companies which contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any license is required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, the Company could be prevented from pursuing the development or commercialization of its technologies or potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its technologies or its potential products may have a material adverse impact on the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; IRREGULAR REVENUE FLOW

  The Company has experienced significant operating losses since inception. For the years ended December 31, 1998, 1997 and 1996, the Company had net losses of approximately $12,801,000, $9,372,000 and $11,688,000, respectively. As of
December 31, 1998, the Company had an accumulated deficit of approximately $68,430,000.

  The Company expects that its ability to achieve profitability will be partly dependent upon the ability of the Company to enter into and achieve success under additional collaborative arrangements or to expand and achieve success under existing relationships. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. If the Company is unable to receive significant additional revenues under collaboration arrangements, the Company expects to incur additional operating losses in the future and expects cumulative losses to increase as the Company's research and development efforts and preclinical and clinical testing are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company is unable to predict when, if ever, it will become profitable.

  As a result of factors affecting the Company's business (including the importance to the Company of collaborative arrangements and the Company's inability to control the actions, timing, funding or success of its current and potential collaborative partners), the revenues of the Company may vary substantially from period to period. Thus, the Company's results for any one period may not be indicative of the results which can be expected for any other period.

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

NAVICYTE'S PRODUCTS AND SERVICES

  The Company presently receives a limited amount of revenues from the sale by NaviCyte of non-exclusive Caco-2 cell licenses, products (i.e., Caco-2 cells and diffusion chambers) and services (i.e., contract testing) by NaviCyte. Although the Company believes that the Caco-2 cell line is currently the most widely used cell line for in-vitro estimation of the oral absorption of compounds, there can be no assurances that third parties will continue to use such cells or seek to license related rights or acquire Caco-2 cells or any derivatives from NaviCyte. Furthermore, the Company is aware that third parties are claiming the right to use Caco-2 cells without a license from NaviCyte. Such circumstances may require the Company to enforce its rights through litigation. Furthermore, although NaviCyte is working to develop selection, screening and predictive technologies that, if successfully developed, may be valuable to potential partners, there can be no assurances that the business of NaviCyte will ever achieve or sustain a meaningful level of revenues.

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

  With respect to any potential products that enter clinical trials (such as HP 228), there can be no assurance that the Company or its collaborators will be permitted to continue or undertake new human clinical testing of such potential products, or, if permitted, that such potential products will be demonstrated to be safe and efficacious. The lead compounds of the Company or its collaborators may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the potential products of the Company or its collaborators will ultimately obtain FDA or foreign marketing approval for any indication, that an approved compound will be capable of being produced in commercial quantities at reasonable cost or that any such compound will be successfully marketed. Furthermore, even if approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company.

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

MANAGEMENT

  The Company has multiple collaborative arrangements and drug development technologies, and the Company desires to enter into additional collaborative relationships and to further develop and expand its drug discovery capabilities. The Company's success will depend upon the effective management of these current and prospective collaborative relationships and drug development technologies and capabilities, including maintaining confidentiality of the research being provided for collaborators as well as the maintenance and further development of the Company's technologies and progress in the Company's research and development programs. To further develop its technologies (including combinatorial chemistry, automated compound synthesis and the Company's selection, screening and predictive technology programs conducted through NaviCyte), and to pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing and government regulation.
These requirements, as well as the management of current and prospective collaborative arrangements, are expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions.

MANUFACTURING

  The Company has no manufacturing facilities for its pharmaceutical products or certain products offered by NaviCyte (such as diffusion chambers) and will need to rely on contract manufacturers to produce these items (including any compounds for clinical trials and commercialization). The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company were unable to produce internally or to contract for a sufficient supply of its pharmaceutical products on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's human clinical testing schedule would be delayed, resulting in delay in the submission of products for regulatory approval and the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

RISK OF PRODUCT LIABILITY; POTENTIAL UNAVAILABILITY OF INSURANCE

  The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products and other facets of the drug development process. The Company does have product liability insurance, but there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that this insurance will provide adequate coverage against potential liabilities. The Company also has clinical trial liability insurance, but there can be no assurance that the Company will be able to maintain such insurance for any of its clinical trials or that such insurance will provide adequate coverage against potential liabilities.

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


ITEM 2.  PROPERTIES

  The Company currently leases a facility of 71,625 square feet (approximately 55,000 square feet of laboratory and office space) located at 9880 Campus Point Drive, San Diego, California. The lease term extends until May 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

      EXECUTIVE OFFICERS OF THE REGISTRANT

       The information set forth at Item 10(b) below is incorporated herein by reference.

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



            1997                                        High       Low
            ----                                      --------   ---------
            First Quarter.........................    $ 8 1/4    $  5
            Second Quarter........................      6 3/4       3 3/8
            Third Quarter.........................      6 1/4       3 1/2
            Fourth Quarter........................      5 1/2       2 5/8

            1998                                        High       Low
            -----                                     --------   ---------
            First Quarter.........................    $ 5 1/4    $  2 13/16
            Second Quarter........................      6           2 7/8
            Third Quarter.........................      4 1/2       1 3/16
            Fourth Quarter........................      3 1/4       1 3/8

             1999                                       High       Low
             -----                                    --------   ---------
             First Quarter (through March 12, 1999)   $ 4        $  1 3/4



  There were approximately 179 holders of record of the Company's Common Stock as of March 12, 1999. The Company has not paid any cash dividends to date on its Common Stock and does not anticipate any being paid in the foreseeable future.

Exempt Sales of Securities

  On November 9, 1998, Trega sold 1,866,667 shares of the Company's Common Stock to Novartis Pharma AG ("Novartis") for an aggregate purchase price of $7 million. The sale occurred pursuant to arrangements entered into in connection with a Research, Development and License Agreement between the Company and Novartis (see "Trega's Collaborations--Novartis" in item 1 above). The sale of such Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder ("Rule 506") as a transaction not involving any public offering. An appropriate filing on Form D was made, Novartis represented its intention to acquire the shares for investment only and not with a view to the distribution thereof, an appropriate legend was affixed to the certificate representing the securities and Novartis had adequate access to information about the Company.

  On November 12, 1998, the Company, TBNC Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Acquisition Corporation"), NaviCyte, Inc. ("NaviCyte"), George M. Grass, Ph.D. and Patrick J. Sinko, Ph.D. entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the merger of Acquisition Corporation with and into NaviCyte (the "Merger"), with NaviCyte being the surviving corporation. On November 23, 1998, the Merger was consummated with the filing of a Certificate of Merger in Delaware. As a result of the Merger, the following took place: (i) Trega acquired all of the outstanding shares of NaviCyte capital stock; (ii) the holder of NaviCyte's issued and outstanding capital stock prior to the Merger (Dr. Grass) received, in the aggregate, $210,000 in cash and 1,428,231 shares of the Company's Common Stock; and
(iii) holders of options to acquire NaviCyte capital stock prior to the Merger received, in the aggregate, options to acquire 1,071,756 shares of the Company's Common Stock (subject to vesting). The amount of cash paid and the number of shares of the Company's Common Stock issued as a result of the Merger were determined by negotiation between Trega and NaviCyte. The issuance of shares of the Company's Common Stock in connection with the Merger was not registered under the 1933 Act by virtue of Section 4(2) thereof and Rule 506 as a transaction not involving any public offering. The Merger entailed the issuance of shares of the Company's Common Stock to one person who was deemed to be either an "accredited" investor (as defined in Regulation D under the 1933 Act) or sufficiently sophisticated for purposes of Rule 506. An appropriate filing on Form D was made, the recipient of the Company's Common Stock in the Merger represented his intention to acquire the shares for investment only and not with a view to the distribution thereof, an appropriate legend was affixed to the certificate representing the Company's Common Stock and the recipient was provided with appropriate information about the Merger and the Company.

ITEM 6.  SELECTED FINANCIAL DATA

  The data presented below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (and the notes thereto) contained elsewhere herein.

                                                                          YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                     1998         1997(1)        1996         1995 (1)     1994(1)
                                                  -----------   -----------  -----------    ----------    ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                       (in thousands, except net loss per share)
Revenues:
  Contract research and license fees .........    $  6,799      $  7,334      $  5,750      $    293      $    315
  Related party contract research ............       3,970            --            --            --            --
                                                  --------      --------      --------      --------      --------
  Net sales ..................................          21           430         2,507         1,077           315
                                                  --------      --------      --------      --------      --------
          Total revenues .....................      10,790         7,764         8,257         1,370           630
Costs and expenses:
  Cost of sales ..............................           7           341         2,025         1,313           249
  Research and development ...................      17,934        14,819        11,781         7,289         6,524
  Acquired in-process research and development       1,000            --         2,585            --            --
  Selling, general and administrative ........       5,181         4,346         4,191         2,722         2,319
                                                  --------      --------      --------      --------      --------
          Total costs and expenses ...........      24,122        19,506        20,582        11,324         9,092
                                                  --------      --------      --------      --------      --------
Loss from operations .........................     (13,332)      (11,742)      (12,325)       (9,954)       (8,462)
Other income (expense):
  Net interest income and other ..............         531         1,115           637            50           (33)
  Gain on sale of MPS ........................          --         1,255            --            --            --
 Corporate joint venture .....................          --            --            --           414          (557)
                                                  --------      --------      --------      --------      --------
Net loss .....................................    $(12,801)     $ (9,372)     $(11,688)     $ (9,490)     $ (9,052)
                                                  --------      --------      --------      --------      --------
                                                  --------      --------      --------      --------      --------
Basic and diluted net loss per share(2) ......    $   (.89)     $   (.69)     $  (1.17)     $ (33.53)     $ (33.90)
                                                  --------      --------      --------      --------      --------
                                                  --------      --------      --------      --------      --------
Shares used in computing basic and diluted
  net loss per share(2) ......................      14,380        13,603         9,956           283           267
                                                  --------      --------      --------      --------      --------
                                                  --------      --------      --------      --------      --------

                                                                       DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     1998         1997          1996          1995        1994
                                                  ---------     ---------    ---------      -------     --------
CONSOLIDATED BALANCE SHEETS DATA:                                     (in thousands)
Cash, cash equivalents and short-term investments.. $  16,262   $  19,427     $ 27,443     $  1,161       $   516
Working capital....................................     8,057      12,791       22,482       (2,345)         (721)
Total assets.......................................    29,535      25,119       30,513        2,746         1,882
Notes payable and obligations under capital
  leases, less current portion.....................     2,689       1,589          633          470           647
Series One Redeemable Preferred Stock..............        --          --           --        2,772         2,604
Accumulated deficit................................   (68,430)    (55,629)     (46,257)     (34,522)      (24,865)
Total stockholders' equity (deficit)...............    17,640      16,218       24,156       (4,375)       (2,799)


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

OVERVIEW

  Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company focused on accelerating the process of drug discovery by using small molecule combinatorial chemistry and other drug discovery technologies to create novel drugs having greater chances of clinical success. In combination with its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), Trega offers products and services to the pharmaceutical and biopharmaceutical industries. Trega also uses its drug discovery technologies in its internal development programs, which are focused on discovering small molecules acting on melanocortin receptors, which may be important in the treatment of inflammatory and metabolic diseases.

  In November 1998, the Company acquired NaviCyte, a privately-held company engaged in (i) the sale of devices and licensing of a cell line used in connection with predictive testing of drug candidates for absorption characteristics and (ii) the development of a range of drug candidate selection tools intended to be used to predict the pharmacokinetic characteristics of drug candidates.

  In March 1999, the Company sold substantially all of the assets of ChromaXome Corp. ("ChromaXome"), its wholly-owned subsidiary, which focused on the development and use of combinatorial biology techniques to create drug candidates and other molecules of commercial interest from naturally occurring microbial sources.

  While at the time of these transactions the respective sizes of the workforces of NaviCyte and ChromaXome were comparable, the Company anticipates an increase in costs at NaviCyte over those at ChromaXome as development costs related to NaviCyte's products and services under development are incurred. It can be anticipated, in addition, that the development of NaviCyte's products and services will necessitate the hiring of additional employees, although their number has not yet been ascertained. It is further anticipated that revenues from the sale of products and services by NaviCyte will offset, in part, these increased costs.

  The Company leverages its technology platform by entering into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of December 31, 1998, the Company's accumulated deficit was approximately $68,430,000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1998 COMPARED TO 1997

  The Company recorded revenues of approximately $10.8 million in 1998 as compared to approximately $7.8 million in 1997. Revenues for 1998 consist primarily of approximately $10 million derived from research conducted under collaborative research agreements and shipments of combinatorial libraries or individual compounds as well as $750,000 derived from licensing payments. Revenues for 1997 include approximately $7.3 million derived from research conducted under collaborative research agreements and shipments of combinatorial libraries or individual compounds. In addition, net sales of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"), accounted for approximately $430,000 of the total revenues for 1997. MPS was sold on February 28, 1997. The revenue increase in 1998 as compared to 1997 was due to increased revenues under collaborative research agreements offset, in part, by a decrease in shipments of combinatorial libraries or individual compounds. See Note 4 to the Company's Consolidated Financial Statements.

  Cost of sales in 1998 is related to device sales from the Company's subsidiary, Navicyte, acquired in November 1998. In prior years, cost of sales resulted primarily from sales made by MPS.

  The Company's research and development costs totaled $17.9 million for 1998 as compared to $14.8 million for 1997. The increase of 21% is due to additional research and development costs associated with the Company's partnered drug discovery and melanocortin programs. Additionally, the Company recorded an expense related to in-process research and development of $1 million in 1998 in connection with the acquisition of Navicyte. See Note 3 to the Company's Consolidated Financial Statements.

  Selling and administrative expenses totaled $5.2 million in 1998 as compared to $4.3 million in 1997. This increase of 19% was due primarily to higher headcount as well as costs associated with the Company's newly leased facility.

  Net interest income and other for 1998 totaled $531,000 as compared to $1,115,000 in 1997. This decrease was the result of lower interest income due to lower average cash and short-term investment balances and higher interest expense associated with equipment financing obligations. This was somewhat offset by a 1997 loss on investments related to the sale of stock received by the Company's former subisidary, MPS, in 1996.

  In 1997, the Company recorded a gain of approximately $1.3 million in connection with the sale of MPS on February 28, 1997.

  No tax benefit has been recognized for 1998 or 1997, as the utilization of these operating losses is uncertain. As of December 31, 1998, the Company had federal and state operating loss carryforwards of approximately $53.4 million and $7.2 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain. See Note 12 to the Company's Consolidated Financial Statements.

1997 COMPARED TO 1996

  The Company recorded revenues of approximately $7.8 million in 1997 as compared to $8.3 million in 1996. Revenues for 1997 consist primarily of $7.3 million derived from research conducted under collaborative research agreements and shipments of combinatorial libraries or individual compounds. Revenues for 1996 include $2.4 million from research conducted under collaborative research agreements and $3.4 million in stock received by the Company's former subsidiary, MPS, recognized as contract research revenues, as well as $2.5 million in sales of custom peptides and combinatorial peptide libraries by MPS. Although revenues under collaborative research agreements increased during the year, overall revenues decreased in 1997 as compared to 1996 due primarily to the sale of MPS in February 1997.

  Cost of sales in 1997 and 1996 resulted from sales made by MPS and reflect primarily the decrease in sales due to the sale of MPS noted above.

  The Company's research and development costs totaled $14.8 million for 1997 as compared to $11.8 million for 1996. The increase of 26% is due to additional research and development costs associated with increased funding for (i) the Company's combinatorial chemistry program, (ii) the Company's automation and robotics synthesis program, (iii) the Company's melanocortin program, and (iv) the Company's combinatorial biology technology program. Additionally, the Company recorded an expense of approximately $2.6 million in 1996 in connection with the acquisition of ChromaXome related to in-process research and development. See Note 5 to the Company's Consolidated Financial Statements.

  Selling and administrative expenses increased 4% to $4.3 million in 1997 as compared to $4.2 million in 1996. This increase was primarily due to higher legal costs as well as costs associated with being a public company.

  During 1997, net interest income and other increased to $1,115,000 from $637,000 in 1996. This increase was attributed to interest income from higher average cash and short-term investment balances offset by a loss on investment related to the sale of stock received by MPS in 1996.

  In 1997, the Company recorded a gain of approximately $1.3 million in connection with the sale of MPS on February 28, 1997.

  No tax benefit has been recognized for 1997 or 1996 as the utilization of these operating losses is uncertain. As of December 31, 1997, the Company had federal and state operating loss carryforwards of approximately $45.1 million and $9.5 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain. See Note 12 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception through December 31, 1998, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries by MPS and interest income. At December 31, 1998, the Company had cash, cash equivalents and marketable securities aggregating $16.3 million compared to $19.4 million on December 31, 1997. The Company's working capital at December 31, 1998 was $8.1 million compared to $12.8 million at December 31, 1997. The Company has invested a significant portion of its excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. See Item 7a, Qualitative and Quantitative Disclosure About Market Risk.

  The decrease in cash, cash equivalents and marketable securities, at December 31, 1998, resulted primarily from $7.3 million used to fund operating activities, $2.8 million invested in property and equipment, and $2.2 million repaid on debt from property and equipment financing agreements. The decrease was offset, in part, by proceeds from the issuance of $7 million of common stock to Novartis Pharma AG ("Novartis"), and proceeds from property and equipment financing agreements of $2.5 million. See Notes 6 and 8 to the Company's Consolidated Financial Statements.

  As of December 31, 1998, the Company had approximately $1.1 million available under property and equipment financing agreements and may need to secure additional property and equipment financing before the end of 1999 to fund planned purchases. Certain of the existing property and equipment financing arrangements require the Company to provide a security deposit if cash, cash equivalents and marketable securities fall below certain levels as defined in the agreements.

  During 1998, the Company moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility calls for annual rent of approximately $1.7 million and is subject to a 3.5% annual escalation clause. See Note 6 to the Company's Consolidated Financial Statements.

  In connection with the Company's research agreement with Dura Pharmaceuticals ("Dura"), the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of December 31, 1998, $4,650,000 had been funded since the inception of the 1996 Dura agreement. See
Note 8 to the Company's Consolidated Financial Statements.

  The Company intends to use its financial resources primarily to fund research and development, the expansion of its combinatorial library inventories and to fund NaviCyte's operations. The amounts actually expended for each purpose may vary significantly depending on many factors. These factors include the continuation of its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the scope and results of clinical trials.

  The Company anticipates that its existing capital resources and funding under existing research and development collaborations and product sales agreements (which provide for $7.1 million to be received in each 1999 and 2000), together with currently available property and equipment financing, will be sufficient to
fund its current and planned operations for at least the next 12 months.   There
can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

  The Company will need to raise substantial capital to fund its operations in future periods. The Company expects that its primary potential revenue sources for the foreseeable future will be additional collaborative agreements, sales of combinatorial libraries or compounds and revenues generated by the Company's wholly owned subsidiary, NaviCyte. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, or public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

OTHER MATTERS

Impact of Year 2000

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

  In 1998, Trega Biosciences Inc. developed a three-phase program for Y2K information systems compliance. Phase 1 is to identify and solve Y2K issues in the Company's significant information systems infrastructure and enterprise business applications, including telecommunications and networking systems, as well as accounting software. Phase 2 is to identify and plan for Y2K issues that are specific to the Company's business units, including local software, product matters, facilities related systems and vendor concerns. Phase 3 is the final testing of each major area of exposure to ensure compliance, and the development of contingency plans for unsolved Y2K deficiencies

  In Phase 1 of the program, the Company has inventoried and is in the process of assessing company-wide systems, many of which have been identified as being Y2K compliant. Some systems software, hardware and firmware are in need of upgrades. These upgrades are available from third party suppliers, and are in the process of being evaluated. Systems which are not Y2K compliant are currently being upgraded. A plan for in-house testing has been developed and is scheduled for completion by the end of the second quarter.

  Under Phase 2, the Company is currently identifying and evaluating exposure to Y2K risk from third-party vendors. The Company has developed a list of critical vendors that are either sole-source suppliers or preferable suppliers. The Company is currently contacting significant third parties regarding their Y2K readiness. Preliminary findings indicate that only one such company's product may have Y2K issues, and upgrades to this product are being addressed. There is another class of third party vendors, however, from which the Company cannot obtain assurances with regard to the Y2K compliance of their systems. For example, the Company is dependent on electric, natural gas, water and telephone utilities. Similarly, the Company is dependent upon its banks, payroll processor and insurers. Disruption in one or more of the foregoing services could have a material adverse impact on the Company.

  The testing and contingency plan development under Phase 3 began in early 1999 with completion expected in mid-1999.

  The anticipated costs relating to resolving Company Y2K issues are not currently believed to be significant (i.e., less than $100,000). However, as additional Y2K remediation activities are developed and planned, there can be no guarantee that actual costs will not differ materially from those in the current estimate. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the completion of the Company's Y2K investigations (including matters relating to the Company's customers and vendors), the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Y2K compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operation. Many of the Company's customers and vendors may be affected by Y2K issues which may result in those customers having reduced funds to purchase the Company's products, or those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all. Such third party issues could have a material adverse affect on the Company's business, financial condition and results of operations.

  THIS DISCUSSION OF THE COMPANY'S Y2K STATUS CONSTITUTES A "YEAR 2000 READINESS DISCLOSURE" AS THAT ITEM IS DEFINED IN THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain held-to-maturity securities. The Company invests its excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, the Company believes that, while the securities the Company holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors" appearing in the Proxy Statement to be filed on or about April 16, 1999 is incorporated herein by reference.

(b) Identification of Executive Officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 26, 1999 are as follows:

  MICHAEL G. GREY, age 46, has served as a Director of the Company since December 1998. As of January 1999, Mr. Grey also became the President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Grey was the President of BioChem Pharma Inc. from November 1994 to August 1998. In that role, he was responsible for all company operations including research, development, sales and marketing, finance and human resources. During 1994, Mr. Grey was the President and Chief Operating Officer for Ansan, Inc. From 1974 to 1993, Mr. Grey served in various roles with Glaxo Inc. and Glaxo Holdings, p.l.c., culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Board of Directors of Cortex Pharmaceuticals, Inc. Mr. Grey received a B.Sc. in Chemistry from the University of Nottingham, England.

  STEPHEN F. FLAIM, PH.D., age 50, has served as Vice President, Biological Research and Development since July 1998. Prior to joining the Company, Dr. Flaim held positions from April 1990 to June 1998 with Alliance Pharmaceutical Corp., culminating with his position as Vice President, Biological Sciences. During his time at Alliance, Dr. Flaim led preclinical research and development activities on 4 products currently in clinical trials. From 1987 to 1990, Dr. Flaim held several positions at the Bristol Myers Squibb Institute for Medical Research culminating in Associate Director of Cardiovascular Pharmacology. From 1982 to 1987, Dr. Flaim held positions in Biological Sciences at McNeil Pharmaceutical, a Johnson & Johnson Company, culminating with his position as Research Fellow in Cardiovascular Research. From 1975 to 1982, Dr. Flaim was an Assistant Professor of Medicine and Physiology at the Pennsylvania State University College of Medicine at Hershey, Pennsylvania. Dr. Flaim received his Ph.D. in Human Physiology and Pharmacology from the University of California, Davis.

  GEORGE M. GRASS, PHARM.D., PH.D., age 41, has served as President of NaviCyte, Inc., a wholly owned subsidiary of the Company since November 1998.
 In addition to co-founding NaviCyte, Inc. in 1996 and serving as its Chief Executive Officer, Dr. Grass has also been serving as the President of Precision Instrument Design, Inc., a developer and manufacturer of devices to determine the transport of drug substances through biological tissues and cell culture monolayers since December 1987. From 1985 to 1991 Dr. Grass worked at Syntex Research, Inc. at the Institute of Pharmaceutical Sciences and was responsible for the development of early stage (pre IND, IND and pre
NDA) compounds for oral delivery. Dr. Grass received his Pharm.D. from the University of Nebraska Medical Center College of Pharmacy and his Ph.D. in Pharmacy from the University of Wisconsin, Madison. He is the 1981 co-recipient of the Ebert Prize, which he received for his work in the ocular delivery of drugs.

  MICHAEL J. GREEN, PH.D., age 56, has served as Vice President, Chemistry since February 1996. He is responsible for all Company activities in combinatorial and medicinal chemistry programs. Before joining the Company, Dr. Green held positions with Schering-Plough Research Institute, culminating with his position as a director of chemistry (first in the anti-allergy and anti-inflammatory, and then in the cardiovascular and central nervous system therapy areas). During his 24 years at Schering-Plough, Dr.

Green discovered the topical anti-inflammatory corticosteroid, alclometasone dipropionate (Legerderm-Registered Trademark- and Aclovate-Registered Trademark-) and was part of the team that discovered the non-sedating antihistamine, loratadine (Claritin-Registered Trademark-), and also led the discovery efforts of several compounds that were tested clinically in asthma and psoriasis. Dr. Green received his Ph.D. in Organic Chemistry from the University of Sheffield, United Kingdom.

  LAWRENCE D. MUSCHEK, PH.D., age 55, has served as President, Research and Development of the Company and as a Director of the Company since October 1997. Prior to joining the Company, Dr. Muschek worked for Solvay Pharmaceuticals as Senior Vice President, Research and Development worldwide from April 1994 to September 1997 and Senior Vice President, Research & Development, United States from March 1990 to April 1994. Dr. Muschek received a B.S. in Chemistry from the Philadelphia College of Pharmacy and Science and a Ph.D. in Biochemistry from Michigan State University.

  JOHN E. WEHRLI, J.D., M.B.A., age 35, has served as Senior Director Legal Affairs and Corporate Secretary since February 1999. Prior to joining the Company, Mr. Wehrli was employed by the law firm of Cooley Godward LLP, from May 1996 to January 1999, where he focused on litigation, intellectual property and general business matters pertaining to biotechnology companies. Mr.
Wehrli is a co-founder, and from October 1996 to November 1998, served as its Vice President, Business Development & Intellectual Property. Previously, he served as Vice President and Chief Financial Officer for Precision Instrument Design, Inc. from November 1989 to October 1996 and as Patent & Licensing Associate for the Lawrence Berkeley National Laboratory from May 1995 to May 1996. From 1985 to 1994, Mr. Wehrli served in a number of research positions in chemistry and management positions in scientific computing at Syntex Research, Inc. Mr. Wehrli received his J.D. from the University of
California, Hastings College of the Law and his M.B.A. in Management of Technology from the Haas School at the University of California, Berkeley.

  GERARD A. WILLS, CPA, age 41, joined the Company in January 1999 as the Company's Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Wills was employed by Molecular Biosystems, Inc. where he served as Vice President, Finance and Chief Financial Officer from August 1994 to December 1998 and as its Controller from February 1993 to August 1994. From 1990 to February 1993, Mr. Wills served as the Corporate Manager of Finance for Maxwell Laboratories, Inc. and from 1986 through 1990, Mr. Wills was employed by Intermark, Inc. where he last served as the Corporate Controller. Mr. Wills received a Bachelor of Business Administration from the University of Notre Dame.

  (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be filed on or about April 16, 1999 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the headings "Election of Directors - Compensation of Directors," "Executive Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation - Compensation Committee Interlocks and Insider Participation" appearing in the Proxy Statement to be filed on or about April 16, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be file on or about April 16, 1999 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement to be filed on or about April 16, 1999 is incorporated herein by reference.

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

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-K:


         Report of Ernst & Young LLP,
         Independent Auditors.......................     F-2

         Consolidated Balance Sheets at December
         31, 1998 and 1997..........................     F-3

         Consolidated Statements of Operations for
         each of the three years in the period
         ended December 31, 1998....................     F-4

         Consolidated Statements of Stockholders'
         Equity (Deficit) for each of the
         three years in the period ended
         December 31, 1998..........................     F-5

         Consolidated Statements of Cash Flows
         for each of the three years in the
         period ended December 31, 1998.............     F-6

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

(B) REPORTS ON FORM 8-K

  During the fourth quarter of 1998, the Company filed a report on Form 8-K announcing the acquisition of NaviCyte, Inc. (See "Item 1--Recent
Developments--NaviCyte" above.)

(C) EXHIBITS

     The exhibits listed below are required by Item 601 of Regulation S-K.



            EXHIBIT
            NUMBER   DESCRIPTION OF DOCUMENT
            -------  ------------------------
             2.1+(1) Stock Purchase Agreement dated as of February 28, 1997 among the
                     Registrant, Multiple Peptide Systems, Inc., RAH Acquisition Corp.
                     and Richard A. Houghten, Ph.D.

              2.2(8) Agreement and Plan of Reorganization dated as of
                     November 12, 1998 by and among the Registrant, NaviCyte,
                     TPNC Acquisition Corporation, George M. Grass, Ph.D. and
                     Patrick J. Sinko, Ph.D.

              2.3(9) Purchase and Sale of Assets Agreement dated March 12,
                     1999 among the Registrant, ChromaXome Corp. and TerraGen
                     Discovery Inc.

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

            *10.2(2) Amended and Restated 1992 Stock Plan of the Registrant (the "1992
                     Plan").

            EXHIBIT
            NUMBER   DESCRIPTION OF DOCUMENT
            -------  ------------------------
            *10.3(2) Forms of agreements under the 1992 Plan.

            *10.4(2) 1995 Stock Plan of the Registrant (the "1995 Plan").

            *10.5(2) Forms of agreements under the 1995 Plan.

            *10.6(5) 1996 Incentive Stock Plan of the Registrant, as amended.

            *10.7(10)1996 Employee Stock Purchase Plan, as amended.

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

            10.13(11)NaviCyte, Inc. 1997 Stock Plan (the "NaviCyte Plan").

            10.14(11)Form of Registrant's Stock Option Agreement relating to options originally granted under the NaviCyte Plan
                     (Incentive Stock Options).

            10.15(11)Form of Registrants' Stock Option Agreement relating to options originally granted under the NaviCyte Plan
                     (Nonstatutory Stock Options).

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

           10.49+(6) Research and Development Agreement dated as of June 18, 1997 between
                     Ono Pharmaceutical Co., Ltd. and the Company.

           10.50 (7) Lease between the Company and Aid Associations for Lutherans, dated
                     September 24, 1997, for premises at 9880 Campus Point Drive.

           10.51 (7) Equipment Financing Line between the Company and Lease Management
                     Services, Inc. dated September 19, 1997.

          *10.52 (7) Note for $100,000 from Robert S. Whitehead dated June 12, 1997.

            EXHIBIT
            NUMBER   DESCRIPTION OF DOCUMENT
            -------  ------------------------
              *10.53 Executive Employment Agreement between Lawrence D. Muschek and the
                     Registrant dated October 6, 1997.

               10.54 Reference is made to Exhibits 2.1 and 2.2.

               10.55 Master Loan and Security Agreement between the Company and Transamerica Business Credit Corporation dated
                     December 23, 1998.

           10.56+(12)Stock Purchase Agreement made as of May 26, 1998 between
                     Novartis Pharma AG and the Registrant.

           10.57+(12)Research, Development and License Agreement dated as of May 26, 1998 between Novartis Pharma AG and the
                     Registrant (as amended).

           10.58+(13)Library Supply and Sublicense Agreement dated as of September 30, 1998 between Biogen, Inc. and the
                     Registrant.

             *10.59  Employment letter dated June 30, 1998 between the
                     Registrant and Stephen F. Flaim, Ph.D.

             *10.60  Employment letter dated November 6, 1998 between the
                     Registrant and Michael G. Grey.

             *10.61 Secured Promissory Note dated January 8, 1999 in the amount of $150,000 from Michael G. Grey.

             *10.62 Secured Promissory Note dated January 11, 1999 in the amount of $120,000 from John E. Wehrli.

             *10.63  Employment letter dated January 11, 1999 between the
                     Registrant and John E. Wehrli.

             *10.64  Employment letter dated December 16, 1998 between the
                     Registrant and Gerard A. Wills.

             *10.65  Employment letter dated January 15, 1996 between the
                     Registrant and Michael J. Green, Ph.D.

             21.1(4) Subsidiaries of the Registrant.

                23.1 Consent of Ernst & Young LLP, Independent Auditors.

                24.1 Power of Attorney (included in Signature section of this Report).

                27.1 Financial Data Schedule.


---------
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 28, 1997 (Exhibit 1).

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-1376) which was declared effective on March 29, 1996 (to the Exhibits of the same numbers in such Registration Statement).

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 1, 1997 (Exhibit 1).

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Exhibit 3.4).

(5) Incorporated by reference from Appendix A of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.

(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

(8) Incorporated by reference from the Registrant's Current Report on Form 8-K dated November 23, 1998 (Exhibit 2.1).

(9) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 16, 1999 (Exhibit 2.1).

(10) Incorporated by reference from Appendix B of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on November 24, 1998 with respect to the NaviCyte Plan (Exhibits 99.1, 99.2 and 99.3).

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (Exhibits 10.1 and 10.2)

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (Exhibit 10.1).

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

                                TREGA BIOSCIENCES, INC.

Date:    March 30, 1999        /s/ Michael G. Grey
                                -------------------------
                                Michael G. Grey
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                 /s/ Gerard A. Wills
                                -------------------------
                                Gerard A. Wills
                                Vice President, Finance and Chief Financial
                                Officer (Principal Financial and Accounting
                                Officer)

                                 POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael G. Grey and Gerard A. Wills, and each one of them, his true and lawful attorney-in-fact, each with full power of substitution, in any and all capacities to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    NAME                            TITLE                     DATE
           -----------------------  -----------------------------------     -------
          /s/ Robert S. Whitehead    Chairman of the Board of Directors     March 28, 1999
          -----------------------
          Robert S. Whitehead

          /s/ James C. Blair         Director                               March 30, 1999
          -----------------------
          James C. Blair

          /s/ Michael G. Grey        Director, President and Chief          March 30, 1999
          -----------------------    Executive Officer
          Michael G. Grey

          /s/ Harry D. Lambert       Director                               March 30, 1999
          -----------------------
          Harry D. Lambert

          /s/ Jeremy M. Levin        Director                               March 29, 1999
          -----------------------
          Jeremy M. Levin

          /s/ Lawrence D. Muschek    Director and President,                March 30, 1999
          -----------------------    Research and Development
          Lawrence D. Muschek

          /s/ Harvey S. Sadow        Director                               March 30, 1999
          -----------------------
          Harvey S. Sadow

          /s/ Ronald R. Tuttle       Director                               March 30, 1999
          -----------------------
          Ronald R. Tuttle

          /s/ Anders P. Wiklund      Director                               March 30, 1999
          -----------------------
          Anders P. Wiklund


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 PAGE
                                                                                 ----
             TREGA BIOSCIENCES, INC.

             Report of Ernst & Young LLP, Independent Auditors                    F-2

             Consolidated Balance Sheets at December 31, 1998 and 1997            F-3

             Consolidated Statements of Operations for each of the three years in
               the period ended December 31, 1998                                 F-4

             Consolidated Statements of Stockholders' Equity (Deficit) for each
               of the three years in the period ended December 31, 1998           F-5

             Consolidated Statements of Cash Flows for each of the three years
               in the period ended December 31, 1998                              F-6

             Notes to Consolidated Financial Statements                           F-7



                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Trega Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Trega Biosciences, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trega Biosciences, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                     /s/ ERNST & YOUNG LLP

San Diego, California
February 19, 1999

                              Trega Biosciences, Inc.
                            Consolidated Balance Sheets
                         (in thousands, except share data)


                                                                           DECEMBER 31,
                                                                        1998          1997
                                                                     --------      --------
 ASSETS
 Current assets:
    Cash and cash equivalents                                        $  9,755      $  5,457
    Short-term investments                                              6,507        13,970
    Accounts receivable and other current assets                          778           676
                                                                     --------      --------
 Total current assets                                                  17,040        20,103

 Property and equipment, at cost:
    Machinery and equipment                                             5,868         4,531
    Leasehold improvements                                                859           422
    Furniture and fixtures                                                412           241
                                                                     --------      --------
                                                                        7,139         5,194
    Less accumulated depreciation and amortization                     (3,016)       (2,453)
                                                                     --------      --------
                                                                        4,123         2,741
 Other assets                                                           8,372         2,275
                                                                     --------      --------
                                                                     $ 29,535      $ 25,119
                                                                     --------      --------
                                                                     --------      --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                 $  1,539      $    211
    Accrued compensation and other accrued liabilities                  2,399         1,976
    Current portion of debt obligations                                 1,251         2,123
    Deferred revenue                                                    3,794         3,002
                                                                     --------      --------
 Total current liabilities                                              8,983         7,312
 Long-term debt obligations, net of current portion                     2,689         1,589
 Deferred rent                                                            223           -
 Commitments and contingencies

 Stockholders' equity:
    Common stock, $.001 par value:
      Authorized shares - 40,000,000 at December 31, 1998 and 1997
      Issued and outstanding shares - 17,481,097 and 13,863,562
       at December 31, 1998 and 1997, respectively                         18            14
    Additional paid-in capital                                         86,645        73,087
    Common stock issuable                                                  16            16
    Deferred compensation                                                (609)       (1,270)
    Accumulated deficit                                               (68,430)      (55,629)
                                                                     --------      --------
 Total stockholders' equity                                            17,640        16,218
                                                                     --------      --------
                                                                     $ 29,535      $ 25,119
                                                                     --------      --------
                                                                     --------      --------

                     See accompanying notes.

                              Trega Biosciences, Inc.
                       Consolidated Statements of Operations
                     (in thousands, except net loss per share)



                                                            YEARS ENDED DECEMBER 31,
                                                    1998            1997               1996
                                                ------------    ------------         ----------
  Revenues:
     Contract research and license fees         $      6,799    $      7,334         $    5,750
     Related party contract research                   3,970           -                -
     Net sales                                            21             430              2,507
                                                ------------    ------------         ----------
                                                      10,790           7,764              8,257

  Costs and expenses:
     Cost of sales                                         7             341              2,025
     Research and development                         17,934          14,819             11,781
     Acquired in-process research and
       development                                     1,000               -              2,585
     Selling, general and administrative               5,181           4,346              4,191
                                                ------------    ------------         ----------
                                                      24,122          19,506             20,582
                                                ------------    ------------         ----------
  Loss from operations                               (13,332)        (11,742)           (12,325)

  Other income:
     Net interest income and other                       531           1,115               637
     Gain on sale of MPS                                   -           1,255                 -
                                                ------------    ------------         ----------
  Net loss                                      $    (12,801)   $     (9,372)        $  (11,688)
                                                ------------    ------------         ----------
                                                ------------    ------------         ----------

  Basic and diluted net loss per share          $       (.89)   $       (.69)        $    (1.17)
                                                ------------    ------------         ----------
                                                ------------    ------------         ----------

  Shares used in computing basic and diluted
    net loss per share                                14,380          13,603              9,956
                                                ------------    ------------         ----------
                                                ------------    ------------         ----------



                 See accompanying notes.

                             TREGA BIOSCIENCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands, except net loss per share)



                                      PREFERRED STOCK      COMMON STOCK    ADDITIONAL COMMON
                                    ------------------  -----------------  PAID-IN    STOCK     DEFERRED    ACCUMULATED
                                      SHARES    AMOUNT    SHARES   AMOUNT  CAPITAL   ISSUABLE COMPENSATION    DEFICIT       TOTAL
                                    ------------------  -------------------------------------------------------------------------
Balance at December 31, 1995        15,931,493   $16      310,374  $  -   $ 30,367   $    -    $   (236)    $  (34,522)  $ (4,375)
  Issuance of preferred stock        3,366,670     3            -     -     10,054        -           -              -     10,057
  Exercise of stock options                  -     -       94,383     -        100        -           -              -       100
  Deferred compensation for
    issuance of stock options                -     -            -     -      2,218        -      (2,218)             -         -
  Amortization of deferred
    compensation                                                -     -          -        -         523              -        523
  Dividends on Series One
    preferred stock at $.08 per
    share                                                       -     -          -        -           -            (47)       (47)
  Initial public offering of
    common stock                             -     -    3,795,000     4     27,339        -           -              -     27,343
  Conversion of preferred stock to
    common stock                   (19,298,163)  (19)   8,975,845     9         10        -           -              -          -
  Issuance of common stock for
    business acquisition of
    ChromaXome Corp.                         -     -      193,170     -      1,093        -           -              -       1,093
  Recognition of ChromaXome Corp.
    milestones                               -     -            -     -          -    1,281           -              -       1,281
  Unrealized loss on short-term
    investments                              -     -            -     -       (131)       -           -              -       (131)
  Net loss                                   -     -            -     -          -        -           -        (11,688)   (11,688)
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------
Balance at December 31, 1996                 -     -    13,368,772    13     71,050    1,281      (1,931)      (46,257)    24,156
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------

  Exercise of stock options and
    other                                    -     -       211,284    -        473        -           -              -        473
  Issuance of common stock under
    employee stock purchase plan             -     -        30,581    -        119        -           -              -        119
  Amortization of deferred
    compensation                             -     -             -    -          -        -         661              -        661
  Reverse unrealized loss on
    short-term investments                   -     -             -    -        131        -           -              -        131
  Issuance of common stock
    related to previous
    recognition of ChromaXome
    Corp milestones                                       240,804     1      1,264   (1,265)                                    -
  Issuance of common stock for
    services                                       -       12,121     -         50        -           -              -         50
  Net loss                                   -     -            -     -          -        -           -         (9,372)    (9,372)
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------
    Balance at December 31, 1997             -     -   13,863,562    14     73,087       16      (1,270)       (55,629)    16,218
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------
  Exercise of stock options                  -     -      282,055     -        140        -           -              -        140
  Issuance of common stock under
    employee stock purchase plan             -     -       40,582     -        122        -           -              -        122
  Amortization of deferred
    compensation                             -    -             -     -          -        -         661              -        661
  Issuance of common stock to
    Novartis Pharma                          -    -     1,866,667     2      6,998        -           -              -      7,000
    NaviCyte acquisition                     -    -     1,428,231     2      6,187        -           -              -      6,189
    Extension of officer options             -    -             -     -        111        -           -              -        111
  Net loss                                   -    -             -     -          -        -           -        (12,801)   (12,801)
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------
    Balance at December 31, 1998            -     -    17,481,097   $18   $ 86,645   $   16     $  (609)    $  (68,430)  $ 17,640
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------
                                  ------------   ---   -----------   ---   --------   -----     --------      --------   --------


                              Trega Biosciences, Inc.
                       Consolidated Statements of Cash Flows
                                   (in thousands)


                                                                            YEARS ENDED DECEMBER 31,
                                                                        1998          1997         1996
                                                                    ---------     ---------     --------
OPERATING ACTIVITIES
Net loss                                                            $ (12,801)    $  (9,372)    $(11,688)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                      1,604         1,033          790
     Amortization of note receivable discount                             (50)          (37)           -
     Amortization of deferred compensation                                661           661          523
     Accrued interest on TPIMS notes payable                              (81)            -            -
     Gain on sale of asset                                                (68)            -            -
     Realized loss on sale of investment                                    -            88          534
     License fee income                                                     -             -       (3,369)
     Common stock and options  issued for services                        111            50            -
     Gain on sale of MPS                                                   -         (1,255)           -
     Acquired in-process research and development                       1,000             -        2,374
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets from
       sale of MPS in 1997:
         Accounts receivable                                             (134)          (61)        (220)
         Other current assets                                             148          (422)        (150)
         Accounts payable                                                 962          (479)         481
         Other accrued liabilities                                        423          (522)       1,361
         Deferred rent                                                    223             -            -
         Deferred revenue                                                 660         1,244         (243)
                                                                    ---------     ---------     --------
Net cash used in operating activities                                  (7,342)       (9,072)      (9,607)

INVESTING ACTIVITIES
Purchase of short-term investments                                     (7,064)       (21,540)    (26,574)
Maturities of short-term investments                                    14,527        21,441      15,450
Additions to property and equipment, net                               (2,788)        (2,045)       (798)
Proceeds from disposition of equipment                                    198              -           -
Proceeds from sale of MPS, net                                              -          1,149           -
Purchase of NaviCyte, net of cash acquired                               (557)            -            -
Other assets                                                             (226)          (39)        (282)
                                                                    ---------     ---------     --------
Net cash provided by (used in) investing activities                     4,090        (1,034)     (12,204)

FINANCING ACTIVITIES
Principal payments under debt obligations                              (2,177)         (569)        (416)
Proceeds from equipment notes and notes payable                         2,465         1,925            -
Redemption of preferred stock                                               -             -       (2,819)
Issuance of common and preferred stock                                  7,262           592       37,500
                                                                    ---------     ---------     --------
Net cash provided by financing activities                               7,550         1,948       34,265
                                                                    ---------     ---------     --------
Net increase (decrease)  in cash and cash equivalents                   4,298        (8,158)      12,454
Cash and cash equivalents at beginning of year                          5,457        13,615        1,161
                                                                    ---------     ---------     --------
Cash and cash equivalents at end of year                            $   9,755     $   5,457      $13,615
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                              $     232     $     117      $    87
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital lease
   obligations                                                      $       -     $       -      $   450
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
Receipt of Magainin common stock in exchange for
   license agreement                                                $       -     $       -      $ 3,369
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
Common stock issued and common stock issuable in
   connection with the purchase of ChromaXome Corp.                 $       -     $       -      $ 2,374
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
Dividends on Series One preferred stock at $.08 per
   share                                                            $       -     $       -      $    47
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
Notes received in connection with the sale
   of MPS, net of discount of $213,000                                $     -       $   537        $   -
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
Note payable issued in exchange for TPIMS patent and purchased
   technology                                                       $       -     $   1,300      $     -
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------
Issuance of common stock and options to acquire NaviCyte            $   6,189     $       -      $     -
                                                                    ---------     ---------     --------
                                                                    ---------     ---------     --------

            See accompanying notes.

                              Trega Biosciences, Inc.
                     Notes to Consolidated Financial Statements

                                 December 31, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

  Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company focused on accelerating the process of drug discovery by using small molecule combinatorial chemistry and other drug discovery technologies to create novel drugs having greater chances of clinical success. In combination with its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), Trega offers products and services to the pharmaceutical and biopharmaceutical industries. Trega also uses its drug discovery technologies in its internal development programs, which are focused on discovering small molecules acting on melanocortin receptors, which may be important in the treatment of inflammatory and metabolic diseases. All intercompany accounts and transactions have been eliminated in consolidation.

  The Company's success is largely dependent on its ability to enter into collaborations for drug discovery which utilize the Company's combinatorial chemistry, melanocortin biology and other drug discovery technologies, and for drug development based on drug candidates discovered in internal research programs or through alliances with biotechnology or pharmaceutical companies.

  The Company faces risks associated with companies whose products are in development. These risks include, among others, the Company's need for additional financing to maintain the competitiveness of its combinatorial chemistry and other drug discovery technologies and to conduct research and development and clinical testing. There is no assurance such financing will be available to the Company when required or that such financing will be available under favorable terms.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. The Company invests in short-term debt securities with original maturities in excess of 90 days, which are presented as short-term investments in the accompanying consolidated balance sheets. At December 31, 1998 and 1997, the cost of cash equivalents and short-term investments was the same as the market value. Accordingly, there were no unrealized gains or losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

The following is a summary of available-for-sale securities (in thousands):


                                         DECEMBER 31,
                                       1998        1997
                                     -------     -------
U.S. corporate debt securities..     $ 6,354     $15,571
Other ..........................         153         412
                                     -------     -------
                                     $ 6,507     $15,983
                                     -------     -------
                                     -------     -------



  All available-for-sale securities by contractual maturities are due in one year or less. There were no cash and cash equivalents classified as available-for-sale at December 31, 1998. Included in cash and cash equivalents at December 31, 1997 was $2,013,000 of securities classified as available-for-sale.

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

  Novartis Pharma AG ("Novartis") is a related party based on its ownership interest in the Company, and revenues received from Novartis therefore are classified as related party revenue.

DEPRECIATION AND AMORTIZATION

  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to five years or the lease term. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the remaining lease term or the life of the asset. Amortization of property held under capital leases is included in depreciation expense.

PATENTS AND PURCHASED TECHNOLOGY

  Patents and purchased technology are stated at cost and are included in other assets in the accompanying consolidated balance sheets. The patents and purchased technology are being amortized using the straight-line method over a useful life of ten years. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company periodically monitors the patents and purchased technology for indications of impairment of value. At December 31, 1998, management believes that no impairment has occurred.

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

  Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain earnings-per-share data. The Company previously considered convertible preferred stock as outstanding in pre-IPO periods from the date of the original issuance in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings per share for all pre-IPO periods to exclude the impact of the convertible preferred shares.

NEW ACCOUNTING STANDARDS

  During 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the year ended December 31, 1998 comprehensive loss is the same as net loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment only, and therefore the adoption of this standard did not have a material impact on the Company's financial statements.

FINANCIAL STATEMENT DETAILS

OTHER ASSETS

  Other assets consist of the following major classes (in thousands):


                                        1998         1997
                                     -------      -------
Patents and purchased technology     $ 1,274      $ 1,300
Developed technology                   6,356           --
                                     -------      -------
                                       7,630        1,300
Less: Accumulated amortization          (274)         (94)
                                     -------      -------
                                       7,356        1,206
Other assets                           1,016        1,069
                                     -------      -------
                                     $ 8,372      $ 2,275
                                     -------      -------
                                     -------      -------

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     Accounts payable and other accrued liabilities consist of the following major classes (in thousands):


                                1998       1997
                              ------     ------
Accrued compensation          $  662     $  497
Other accrued liabilities      1,737      1,479
                              ------     ------
                              $2,399     $1,976
                              ------     ------
                              ------     ------


NET INTEREST INCOME AND OTHER

  Net interest income and other consist of the following major classes (in thousands):


                          1998         1997         1996
                       -------      -------      -------
Interest income        $   769      $ 1,405      $ 1,274
Interest expense          (238)        (202)        (103)
Loss on investment          --          (88)        (534)
                       -------      -------      -------
                       $   531      $ 1,115      $   637
                       -------      -------      -------
                       -------      -------      -------

3.  ACQUISITION OF NAVICYTE, INC.

  In November 1998, the Company acquired all of the outstanding common stock of NaviCyte, Inc. in a transaction accounted for as a purchase. Total consideration included 1,428,000 shares of the Company's common stock, the assumption of options to acquire 1,071,000 shares of the Company's common stock and $560,000 of cash. A summary of the acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:



         Total acquisition costs:
                  Cash paid at acquisition date                       $      560,000
                  Issuance of common stock and options                     6,189,000
                  Acquisition of related expenses                            378,000
                  Assumed liabilities                                        520,000
                                                                      ---------------
                                                                      $    7,647,000
                                                                      ---------------
                                                                      ---------------
         Allocation to assets and liabilities as follows:
                  Tangible assets acquired                            $      291,000
                  Acquired in-process technology                           1,000,000
                  Developed technology                                     6,356,000
                                                                      ---------------
                                                                      $    7,647,000
                                                                      ---------------
                                                                      ---------------

  Assuming that the acquisition of NaviCyte had occurred on the first day of the Company's fiscal year ended December 31, 1997, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):


                                         Years ended December 31,
                                            1998          1997
                                         --------        -------
                                                (unaudited)
Net revenues                             $ 11,947      $  8,551
Net loss                                  (12,720)      (10,343)
Basic and diluted net loss per share     $   (.80)     $   (.69)



4.   SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

  In February 1997, the Company sold its wholly-owned subsidiary, Multiple Peptide Systems, Inc. ("MPS"), to an entity owned by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is a founder of the Company and prior to the sale of MPS was the Chief Technical Officer and a Director of the Company. In connection with the sale, Dr. Houghten resigned as an officer of the Company. Dr. Houghten did not stand for re-election as a director at the Annual Stockholder's Meeting held on June 11, 1997. Dr. Houghten also is the founder, an executive officer and a Director of Torrey Pines Institute for Molecular Studies ("TPIMS"), a not-for-profit biomedical research institution which performed contract research services for the Company. Prior to the Company's sale of MPS, the business of MPS was comprised of manufacturing and marketing certain peptides and other compounds to government entities, universities, research institutions and private companies.

  In exchange for the sale of MPS, the Company received consideration of $1.5 million (net $1.25 million cash) and a $750,000 non-interest bearing note with payments due on the third, fourth, and fifth anniversaries of the sale. The $750,000 was discounted by $213,000 to a present value of $537,000, using an imputed rate of interest of 9%. The Company recorded a gain on the sale of MPS of $1.255 million. In connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS.

5. CHROMAXOME ACQUISITION

  Effective August 1, 1996, the Company acquired all the outstanding shares of ChromaXome in exchange for (i) 193,170 shares of the Company's common stock and options to acquire 27,660 shares of the Company's common stock with a total combined value of approximately $1.1 million and (ii) approximately $228,000 in transaction costs and cash advances to ChromaXome. The Company accounted for the acquisition of ChromaXome using the purchase method of accounting. Substantially the entire purchase price was allocated to acquired in-process research and development which resulted in a charge to operations of $1.3 million in 1996.

  In connection with the acquisition, the Company also issued an additional 240,804 shares of the Company's common stock in August and November 1997 as the result of certain milestones being achieved in December 1996. An additional amount of 659 shares, currently reflected as common stock issuable, may be issuable at December 31, 1998. The fair value of these shares resulted in an additional charge of approximately $1.3 million for acquired in-process research and development in the statement of operations for the year ended December 31, 1996.

6. COMMITMENTS AND LONG-TERM DEBT

LEASES

  In September 1997, the Company entered into a 10-year lease for its facility in San Diego, California. The Company has occupied such premises since May 1998. Annual rent is $1.7 million and is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of 5 years subject to terms and conditions specified in the lease.

  The Company moved out of its former facility completely as of June 1998. Rent expense for both premises for the years ending December 31, 1998, 1997 and 1996 was approximately $1.8 million, $.8 million and $.8 million, respectively. The Company leases certain equipment under a capital lease obligation. The Company did not acquire any equipment under capital leases during December 31, 1998 and 1997.

  Annual future minimum payments under capital and operating leases at December 31 are as follows:


                                                       OPERATING        CAPITAL
YEARS ENDED DECEMBER 31                                 LEASES          LEASES
-----------------------                             -------------    ---------
1999                                                  $  1,976,000   $   212,000
2000                                                      2,045,000      107,000
2001                                                      2,117,000        9,000
2002                                                      2,190,000            -
2003                                                      2,267,000            -
                                                      -------------  -----------
                                                       $10,595,000       328,000
                                                      -------------
                                                      -------------
Less amounts representing interest                                       (30,000)
                                                                     -----------
Present value of remaining minimum payments                              298,000
Less current portion of obligations                                     (186,000)
                                                                     -----------
                            Long-term obligations                    $   112,000
                                                                     -----------
                                                                     -----------


LONG-TERM DEBT

  In December 1998, the Company obtained an equipment financing line of $2.2 million, of which it drew down approximately $1.1 million by December 31, 1998. The loan, which is secured by the equipment, bears interest at 11.3% and is to be repaid monthly over a four-year term.

  In September 1998, the Company obtained an equipment financing line under an existing master agreement established in 1997. This equipment financing line of $750,000 was completely drawn down in September 1998. The previous equipment financing line expired in July 1998 with an outstanding balance of approximately $2.3 million. The loans are secured by the equipment. The terms of the Company's loan agreement call for amounts drawn down under the loans to be repaid monthly over a four-year term, including interest payments based on an interest rate of approximately 8.85%.

  Principal payments due on long-term debt at December 31 are as follows:



                                                                     LONG-TERM
YEARS ENDED DECEMBER 31                                                DEBT
-----------------------                                              ---------
1999                                                                 $1,065,000
2000                                                                  1,021,000
2001                                                                  1,020,000
2002                                                                    536,000
                                                                   ------------
                                                                      3,642,000
Less current portion of obligations                                  (1,065,000)
                                                                   ------------
                            Long-term obligations                   $ 2,577,000
                                                                   ------------
                                                                   ------------

  The carrying value of the Company's obligations under long-term debt approximates its fair value and the implicit interest rate approximates the Company's borrowing rate.

7. TPIMS AGREEMENT

  Since 1992, the Company has been party to a Research and Option Agreement, as amended, with Torrey Pines Institute for Molecular Studies ("TPIMS"). A primary purpose of the Company's relationship with TPIMS has been to give the Company access to support services provided by TPIMS scientific personnel and to provide a source of combinatorial libraries and other discoveries. As of April 15, 1997, the Company entered into a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"). In connection with the TPIMS Agreement, the Company acquired certain patents and purchased technology, previously invented by TPIMS, in exchange for $1.3 million (the "Purchase Price") which, together with $115,000 of accrued interest, was paid to TPIMS on April 14, 1998. In addition, the TPIMS Agreement eliminated potential related royalties otherwise payable on such patents and purchased technology. The TPIMS Agreement also extended, through July 14, 1998, the existing funded research relationship between the parties. In January 1998, the Company announced that the TPIMS Agreement would not be extended.

8. COLLABORATIVE ARRANGEMENTS

  In December 1998, the Company entered into an agreement with Warner-Lambert, which supercedes a previous agreement for the purchase of $1.5 million of the Company's stock. The new agreement is a Library Supply Agreement in which the Company shipped $1.5 million worth of combinatorial libraries, as part of its Chem.Folio-TM- Program, in December 1998.

  In November 1998, the Company sold approximately 1.9 million shares of common stock to Novartis for $7 million. The stock was sold pursuant to a put option the Company had received in connection with its collaboration with Novartis entered into in May 1998. The agreement called for the companies to conduct a joint research program. Under the terms of the agreement, the Company received $2 million, upon execution in May 1998, for past research activities. This non-refundable fee was recognized as revenue at that time. Additionally, Novartis is obligated to make payments to the Company totaling approximately $10 million over three years to support this research. These payments are made semiannually. Through December 31, 1998, the Company had received approximately $3.3 million in guaranteed payments under this provision, under which $2 million was recognized as revenue in 1998 and the balance was recorded as deferred revenue. In addition, the Company may earn future milestones and royalties under this agreement.

  In September 1998, the Company entered into a Library Supply and Sublicense Agreement with Biogen, Inc. ("Biogen") under which the Company will receive a minimum of $7.5 million over two years for supplying combinatorial chemistry libraries. In addition, the Company has agreed to provide Biogen with non-exclusive worldwide licenses to certain of its chemical-synthesis technologies. As of December 31, 1998, the Company has received a license fee under the terms of this agreement.

  In July 1998, as the result of achieving a milestone under its agreement with Ono Pharmaceuticals Co., Ltd., ("Ono"), the Company received $2 million to fund the next phase of the program. In June 1997, the Company entered into its 1997 Research and Development Agreement with Ono, whereby the Company received $2 million as a license fee in connection with the screening by the Company of certain of its combinatorial libraries against certain biological screens. The Company received $2 million in both July 1997 and July 1998 (noted above) for research to be done under this agreement. These payments are treated as deferred revenue and are recognized as revenues as related work is performed under the contract during the period July 1997 through July 1999. Relating to this contract, through December 31, 1998, $3 million had been recognized as revenue and $1 million is included in deferred revenue. The non-refundable license fee was recognized as revenue in 1997.

  In May 1998, the Company and Ono reached definitive agreement to expand their existing relationship. Under the new agreement, the Company will additionally create custom combinatorial libraries, optimize lead compounds discovered by Ono and undertake screening of those compounds in a target of interest to Ono. The Company received research funding of approximately $1.9 million of which all but $115,000 had been recognized as revenue through December 31, 1998. In addition, the Company may earn future milestones and royalties under this agreement.

  In connection with the Company's research agreement with Dura Pharmaceuticals ("Dura"), the Company is committed to fund $6,000,000 over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of December 31, 1998, $4,650,000 had been funded since the inception of the 1996 Dura agreement.

9. LICENSE FEE

  In September 1996, the Company received, through MPS, 275,000 shares of common stock of Magainin Pharmaceuticals Inc. ("Magainin"), with a then current market value of $3,369,000, in exchange for a royalty interest in Magainin's lead compound MSI-78. The Company subsequently sold 225,000 shares of the stock at a loss of approximately $534,000 in 1996. The remaining shares were sold in January 1997 at a loss of approximately $88,000.

10. STOCKHOLDERS' EQUITY

  In April 1996, the Company completed its initial public offering of approximately 3.8 million shares of common stock at $8.00 per share for net cash proceeds of $27.3 million. Upon closing of the initial public offering, shares of the Company's preferred stock automatically converted into approximately 9 million shares of common stock. Additionally, the Company redeemed 2.1 million shares of the Company's Series One Preferred Stock for cash of approximately $2.8 million (including cumulative dividends of $719,000.)

COMMON STOCK WARRANTS

  At December 31, 1998, the Company had outstanding warrants to purchase 35,437 shares of its common stock at $4.52 per share and 8,118 shares of common stock at $5.91 per share, expiring on October 7, 2002 and June 21, 2005, respectively. An aggregate of 43,555 shares of common stock have been reserved for issuance upon the exercise of the warrants.

STOCK INCENTIVE PLANS

  The Company is authorized to issue 6,032,221 shares of common stock to eligible employees, officers, directors and consultants. Of the authorized shares, 1,038,153 options were granted under the Company's 1992 Stock Option Plan and 1995 Stock Plan (the "Predecessor Plans") and 1,071,756 options were granted under the 1997 Stock Plan of NaviCyte. In November 1998, pursuant to a Merger Agreement between the Company and NaviCyte, the Company assumed the 1997 Stock Plan of NaviCyte. In February 1996, the Board of Directors approved the 1996 Stock Plan (the "1996 Plan") under which an additional 822,312 shares of common stock were reserved for issuance. In the second quarter of 1997 and third quarter of 1998, the Company's Board of Directors and stockholders approved an additional 1.1 million and 2 million shares, respectively, of common stock for issuance under the 1996 Plan. As of December 31, 1998, an aggregate of 5,176,718 shares of common stock have been reserved for issuance upon exercise of the options.

  The 1996 Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights. The 1996 Plan replaces the Predecessor Plans whereby shares available under the Predecessor Plans were transferred to the 1996 Plan. All outstanding options under the Predecessor Plans will remain exercisable in accordance with their original terms, which are substantially the same terms and conditions specified for option grants under the 1996 Plan. The 1996 Plan provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors. The exercise price of incentive stock options must equal at least the fair market value on the date of grant and the maximum term of options granted is ten years.

  In February 1998, the Company's Board of Directors approved an exchange program for certain stock options under the 1996 Plan. Options having a price greater than the closing price of the Company's stock, as reported by the Nasdaq National Market, on the date of approval were eligible to participate; however, options granted to executive officers, directors, consultants and advisors of the Company were excluded from exchange. There were 360,174 options eligible for participation, which resulted in an effective repricing to an exercise price of $3.375 (as well as the modification of certain terms). Of the total eligible, 237,768 options were repriced. Eligible employees who elected to participate were subject to a 12 month "no-vest" clause. Following the 12 month period, the vesting schedules reverted to their original vesting schedules prior to participation in the exchange program.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                                 1998                              1997                             1996
                                      ---------------------------     ---------------------------     -------------------------
                                                       Weighted                         Weighted                       Weighted
                                                       Average                          Average                        Average
                                                       Exercise                         Exercise                       Exercise
                                       Options          Price           Options          Price           Options        Price
                                      ---------        --------        ---------        ---------      ----------    ----------
Outstanding at beginning of year      1,409,972      $      3.10      1,111,027      $      1.99        614,847      $   0.86
   Granted                            2,084,962             1.61        653,019             4.43        795,856          2.51
   Exercised                           (282,055)            0.50       (212,084)            1.76        (93,583)         1.07
   Forfeited                           (407,767)            4.04       (141,990)            3.74       (206,093)         1.02
                                      ---------                       ----------                      ----------
Outstanding at end of year            2,805,112      $      2.12      1,409,972      $      3.10      1,111,027      $   1.99
                                      ---------      ------------     ----------     -----------      ----------     ----------
                                      ---------      ------------     ----------     -----------      ----------     ----------
Exercisable at end of year            1,733,149                        643,965                          493,394
                                      ---------                       ----------                      ----------
                                      ---------                       ----------                      ----------
Weighted average fair value of
   options granted during the
   year                                  $ 2.72                       $     4.45                      $     3.97
                                      ---------                       ----------                      ----------
                                      ---------                       ----------                      ----------

  The following table summarizes information about stock options outstanding at December 31, 1998:


                                                      Outstanding                  Exercisable
                                         --------------------------- ------------------------------------------
                                                                                                       Weighted
                                                       Remaining        Weighted                      Average
                                           Number      Contractual       Average          Number       Exercise
      Range of Exercise Prices          Outstanding        Life        Exercise Price    Exercisable    Price
--------------------------------------  -----------    -----------     ---------------   -----------   --------
          $0.0085 - $0.2059               850,966          8.55          $0.08            846,745       $0.08
          $0.3700 - $2.1500               720,407          7.08           1.63            518,027        1.45
          $2.5000 - $3.3750               760,138          8.95           3.32            180,138        3.37
          $3.4380 - $6.0000               473,601          8.27           4.61            188,239        4.64
                                         ---------                                       ---------
                                         2,805,112         8.23          $2.12           1,733,149      $1.24
                                         ---------         ----          -----           ---------      -----
                                         ---------         ----          -----           ---------      -----

  The Company recorded approximately $2.2 million of deferred compensation for options granted during the year ended December 31, 1996, representing the difference between the option exercise price and the fair market value for financial statement presentation purposes. The Company is amortizing the deferred compensation ratably over the vesting period of the options.

  Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options for the year ended December 31, 1998 was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 5.32%; dividend yield of 0%; volatility of 1.0222; and a weighted-average expected life of the option of 1 year to 6 years. The fair value of these options for the years ended December 31, 1997 and 1996 was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 5.71%; dividend yield of 0%; volatility of .9168; and a weighted-average expected life of the option of 1 year to 6 years.

  For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma information may not be representative of that to be expected in future years. The Company's adjusted pro forma information is as follows (in thousands, except for per share information):


                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                       --------------------------------------------
                                                                             1998          1997             1996
       Adjusted pro forma net loss                                     $   (14,123)    $ (10,380)         $(12,321)
                                                                       -----------     ---------          ---------
                                                                       -----------     ---------          ---------
       Adjusted pro forma basic and diluted net loss per share         $      (.98)    $    (.76)         $  (1.00)
                                                                       -----------     ---------          ---------
                                                                       -----------     ---------          ---------


EMPLOYEE STOCK PURCHASE PLAN

  In August 1998, the Board of Directors amended the Employee Stock Purchase Plan (the "Purchase Plan") under which an additional 150,000 shares of common stock were reserved for sale to eligible employees. As of December 31, 1998, the Company had 178,837 shares available for future issuance under the purchase plan. On January 1 or July 1, employees may enroll in the Purchase Plan and purchase stock over a six-month participation period valued at up to but not exceeding 10% of each employee's earnings. The stock purchase price shall be the lesser of 85% of the fair market value of the stock on the last day before the participation period commences or 85% of the fair market value on the last day of the participation period.

11.  401(k) PLAN

  The Company has a 401(k) defined contribution savings and retirement plan (the "Plan"). The Plan is for the benefit of all qualifying employees and permits employee voluntary contributions of up to 15% of base salary (as defined) and elective Company matching contributions. Company contributions to the Plan totaled $107,000, $80,000 and $66,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

12.  INCOME TAXES

  As of December 31, 1998, the Company had federal and California income tax net operating loss carryforwards of approximately $53,400,000 and $7,240,000 respectively. The difference between the federal and California tax loss carryforwards are primarily attributable to the capitalization of research and development expenses for California income tax purposes, the 50% limitation on California loss carryforwards, and the expiration of California loss carryforwards. The federal tax loss carryforwards will begin to expire in 2007 unless previously utilized. Approximately $3,700,000 of California tax loss carryforwards expired in 1998. The California tax loss carryforwards will continue to expire in 1999 unless utilized. The Company also has federal and California research and development tax credit carryforwards of $2,967,000 and $1,525,000, respectively, which will begin to expire in 2007 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period, which occurred in April 1996. However, the Company's management does not anticipate that such limitation would materially affect the Company's ability to utilize the net operating loss and tax credit carryforwards.

  Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $25,223,000 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.


                                                             DECEMBER 31,
                                                          1998          1997
                                                     ------------    -----------
Deferred tax liabilities:
    Developed technology                             $ (2,547,000)     $  --
                                                     ------------    -----------
Total deferred tax liability                           (2,547,000)        --

                                                               DECEMBER 31,
                                                           1998          1997
                                                     ------------   -------------
Deferred tax assets:
   Net operating loss carryforwards                  $ 19,111,000    $ 16,350,000
   Research and development credits                     3,959,000       2,844,000
   Capitalized research and development                 1,800,000       1,429,000
   Deferred revenue                                     1,492,000       1,231,000
   Other, net                                           1,408,000         851,000
                                                     ------------    ------------

Total deferred tax assets                              27,770,000      22,705,000
Valuation allowance for deferred tax assets           (25,223,000)    (22,705,000)
                                                     ------------    ------------
Net deferred tax assets                              $         --    $         --
                                                     ------------    ------------
                                                     ------------    ------------

13.  SUBSEQUENT EVENT (UNAUDITED)

  In March 1999, the Company sold substantially all the assets (valued at approximately $110,000) of its wholly-owned subsidiary, ChromaXome Corp., to TerraGen Discovery, Inc. ("Discovery"), a privately held company. As consideration for the sale, the Company received $2 million in cash, two interest bearing notes in the amounts of $2 million and $1 million plus 600,000 shares of preferred stock in the parent of Discovery, which is also a privately held company. The two notes are due no later than December 31, 1999 and June 30, 2000, respectively, and may be accelerated in certain events.