Form 10-Q
period 1999-03-31
TREGA BIOSCIENCES INC
filed 1999-05-17
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

              DELAWARE                                   51-0336233
-------------------------------------             -----------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

                  9880 CAMPUS POINT DRIVE, SAN DIEGO, CA 92121
                                 (619) 410-6500
-------------------------------------------------------------------------------
       (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            OUTSTANDING AT MARCH 31, 1999
------------------------------              -----------------------------
Common Stock, $0.001 par value                      18,026,471

   TREGA BIOSCIENCES, INC.

     INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets at March 31, 1999 and
        December 31, 1998...............................................     3

        Consolidated Statements of Operations for the three  months
        ended March 31, 1999 and 1998...................................     4

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 1999 and 1998...................................     5

        Notes to Consolidated Financial Statements......................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk......    13

                            PART II. OTHER INFORMATION

Item 6. Exhibits .......................................................    14

SIGNATURE...............................................................    15

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                     MARCH 31,    DECEMBER 31,
                                                                        1999          1998
                                                                     -----------   ----------
ASSETS                                                               (Unaudited)     (Note)
Current assets:
   Cash and cash equivalents                                        $  7,535         $  9,755
   Short-term investments                                              4,141            6,507
   Accounts receivable and other current assets                        1,338              778
                                                                    --------         --------
Total current assets                                                  13,014           17,040

Property and equipment, net                                            3,756            4,123
Other assets                                                           8,138            8,372
                                                                    --------         --------
                                                                    $ 24,908         $ 29,535
                                                                    --------         --------
                                                                    --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $    794         $  1,539
   Accrued compensation and other accrued liabilities                  2,637            2,399
   Current portion of debt obligations                                 1,160            1,251
   Deferred revenue                                                    2,454            3,794
                                                                    --------         --------
Total current liabilities                                              7,045            8,983

Long-term debt obligations, net of current portion                     2,387            2,689
Deferred rent                                                            306              223


Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000 at March 31, 1999 Issued
     and outstanding shares - 18,026,471 and 17,481,097 at
       March 31, 1999 and December 31, 1998, respectively                 18               18
   Additional paid-in capital                                         86,690           86,645
   Common stock issuable                                                  16               16
   Deferred compensation                                                (444)            (609)
   Accumulated deficit                                               (71,110)         (68,430)
                                                                    --------         --------
Total stockholders' equity                                            15,170           17,640
                                                                    --------         --------
                                                                    $ 24,908         $ 29,535
                                                                    --------         --------
                                                                    --------         --------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                ---------------------------
                                                    1999             1998
                                                ------------ --------------
                                                        (Unaudited)
Revenues:
   Contract research and license fees             $  1,205         $  1,168
   Related party contract research                     825             --
   Net sales                                           105             --
                                                  --------         --------
                                                     2,135            1,168

Costs and expenses:
   Cost of sales                                        59             --
   Research and development                          4,587            3,575
   Selling, general and administrative               1,796            1,169
                                                  --------         --------
                                                     6,442            4,744
                                                  --------         --------
Loss from operations                                (4,307)          (3,576)

Other income (expense):
   Interest income, net                                114              155
   Gain on sale of ChromaXome                        1,513             --
                                                  --------         --------
Net loss                                          $ (2,680)        $ (3,421)
                                                  --------         --------
                                                  --------         --------
Basic and diluted net loss per share              $   (.15)        $   (.25)
                                                  --------         --------
                                                  --------         --------
Shares used in computing basic and diluted
  net loss per share                                17,853           13,910
                                                  --------         --------


See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                     1999       1998
                                                                  ----------  ---------
                                                                       (Unaudited)
OPERATING ACTIVITIES
Net loss                                                           $(2,680)   $(3,421)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                     459        346
     Amortization of note receivable discount                          (13)       (13)
     Amortization of deferred compensation                             165        165
     Accrued interest on notes payable                                --           43
     Gain on disposal of assets                                       --          (73)
     Gain on sale of CXC                                            (1,513)      --
     Changes in operating assets and liabilities, net of effects from the transfer of assets from sale of CXC in 1999:
         Accounts receivable                                          (659)         2
         Other current assets                                           99       (392)
         Accounts payable                                             (745)       548
         Other accrued liabilities                                     238       (725)
         Deferred rent                                                  83       --
         Deferred revenue                                           (1,340)      (662)
                                                                  ----------  ---------
Net cash used in operating activities                               (5,906)    (4,182)

INVESTING ACTIVITIES
Purchase of short-term investments                                    --         (139)
Maturities of short-term investments                                 2,366      8,376
Additions to property and equipment                                   (170)      (528)
Proceeds from disposition of equipment                                --          115
Net proceeds from sale of CXC                                        1,705       --
Other assets                                                           133        (99)
                                                                  ----------  ---------
Net cash provided by investing activities                            4,034      7,725

FINANCING ACTIVITIES
Principal payments under debt obligations                             (393)      (189)
Proceeds from equipment notes and notes payable                       --          302
Issuance of common and preferred stock                                  45        138
                                                                  ----------  ---------
Net cash provided by financing activities                             (348)       251
                                                                  ----------  ---------
Net (decrease) increase in cash and cash equivalents                (2,220)     3,794

Cash and cash equivalents at beginning of period                     9,755      5,457
                                                                  ----------  ---------
Cash and cash equivalents at end of period                         $ 7,535    $ 9,251
                                                                  ----------  ---------
                                                                  ----------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                             $    90    $    50
                                                                  ----------  ---------
                                                                  ----------  ---------


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential diluted common shares outstanding during the period such as those outstanding options, warrants and convertible securities and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. All common shares, outstanding options, warrants and convertible securities and contingently issuable shares have been excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.

New Accounting Standards

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the quarters ended March 31, 1999 and 1998, comprehensive loss is the same as net loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment only, and therefore the adoption of this standard did not have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 1999.

3. LEASES

LONG-TERM DEBT

    In December 1998, the Company obtained an equipment financing line of $2.2 million, of which it drew down approximately $1.1 million by December 31, 1998. The loan, which is secured by the equipment, bears interest at 11.3% and is to be repaid monthly over a four-year term.

    In September 1998, the Company obtained an equipment financing line under an existing master agreement established in 1997. This equipment financing line of $750,000 was completely drawn down in September 1998. Approximately $2.3 million is owed under the previous equipment financing line. No additional amounts are available under the line. The loans are secured by the equipment. The terms of the Company's loan agreement call for amounts drawn down under the loans to be repaid monthly over a four-year term, including interest payments based on an interest rate of approximately 8.85%.

    In September 1997, the Company entered into a 10-year lease for its facility in San Diego, California. The Company has occupied such premises since May 1998. Annual rent is $1.7 million and is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of 5 years subject to terms and conditions specified in the lease.

4. SALE OF CHROMAXOME CORPORATION

    In March 1999, the Company's wholly owned subsidiary, ChromaXome Corp. ("CXC"), sold substantially all of its assets (valued on its books at approximately $110,000) to TerraGen Discovery Inc. ("Discovery"), a privately held company. As consideration for the sale, CXC received $2 million in cash, two interest bearing notes in the amounts of $2 million and $1 million plus 600,000 shares of preferred stock in the parent of Discovery, which is also a privately held company. The two notes are due no later than December 31, 1999 and June 30, 2000, respectively, and may be accelerated in certain events. The Company has recorded a gain on the sale of these assets of approximately $1.5 million which relates to the $2 million in cash received at the time of the closing of the sale. Any gains resulting from future payments and the preferred stock received have been deferred until such time as the payments are received or value is realized from the preferred stock received.

5. COLLABORATIVE ARRANGEMENTS

    In March 1999 and February 1999, the Company entered into Software License Agreements, through its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), with the R.W. Johnson Pharmaceutical Research Institute ("PRI") and Schering-Plough Research Institute ("Schering-Plough") to collaborate on the use and development of NaviCyte's proprietary Pk-Informatics tools to identify new candidates for drug development. Under the terms of these agreements, both companies will provide data and make initial and milestone payments over the course of the further development of NaviCyte's proprietary In Vitro Determination for Evaluation of Absorption (IDEA (TM)) simulation software system and database. NaviCyte will license its software and computational models for use with both companies' compound libraries. The Company has recorded a portion of the upfront payments as well as two milestones as revenue while the remaining portion of the upfront payments have been recorded as deferred revenue.

    In March 1999, the Company entered into a Library Sales Agreement with Isis Pharmaceuticals, Inc. ("ISIS") by which ISIS acquires combinatorial libraries as part of the Company's Chem.Folio(TM) program. Under the terms of the agreement, the Company will give Isis non-exclusive access to its small-molecule combinatorial libraries in exchange for an up-front payment on each compound delivered. ISIS also has the option to license synthetic protocols for libraries from which active compounds are identified. The Company will recognize revenue as libraries are shipped.

    In connection with the Company's research agreement with Dura
Pharmaceuticals ("Dura"), the Company is committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of March 31, 1999, $4.9 million had been funded since the inception of the 1996 Dura agreement.

6. COMMON STOCK

    During the first quarter of 1999, the Company issued 545,374 shares of common stock upon the exercise of options and through participation in the Company's employee stock purchase plan, which are included in common stock outstanding at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES (INCLUDING THOSE SET FORTH BELOW, IN THE SECTION OF THIS ITEM 2 OF THIS QUARTERLY REPORT ON FORM 10-Q UNDER THE CAPTION "RISK FACTORS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998) THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

    In March 1999, ChromaXome Corp. ("ChromaXome"), a wholly-owned subsidiary of the Company, sold substantially all of its assets. ChromaXome focused on the development and use of combinatorial biology techniques to create drug candidates and other molecules of commercial interest from naturally occurring microbial sources.

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

    The Company enters into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of March 31, 1999, the Company's accumulated deficit was approximately $71,110,000.

RESULTS OF OPERATIONS

    The Company recorded revenues of approximately $2,135,000 and $1,168,000 for the three months ended March 31, 1999 and 1998, respectively. First quarter revenues for 1999 were derived from shipments of combinatorial libraries or individual compounds, research conducted under collaborative research agreements and contract screening (accounting for approximately $1,808,000), NaviCyte's simulation software system and database contracts (accounting for $200,000) as well as approximately $22,000 derived from grant and other revenue. In addition, the Company recorded, through its subsidiary, NaviCyte, device and cell sales of approximately $105,000. By comparison, first quarter revenues for 1998 were derived from shipments of combinatorial libraries or individual compounds and research conducted under collaborative research agreements (accounting for approximately $1,156,000) as well as $11,850 derived from grant revenue.

    As of March 31, 1999, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $2,454,000. This represents the excess of payments received from research collaborators over the revenue from libraries shipped or work performed, and will be recognized when the correlative services are performed or the period for performance expires.

    Cost of sales in the first quarter of 1999 is related to device sales from the Company's subsidiary, Navicyte, acquired in November 1998. There were no sales in the comparable quarter of 1998.

    The Company incurred research and development expenses totaling approximately $4,587,000 and $3,575,000 for the three months ended March 31, 1999 and 1998, respectively. Increased spending in research and development during the first quarter of 1999 compared to the same period in 1998 resulted primarily from increased funding for (i) the Company's combinatorial chemistry program, (ii) the Company's partnered drug discovery and melanocortin programs. The Company expects to continue to incur significant expenses in research and development relating to combinatorial chemistry, melanocortin biology and the development of other drug discovery technologies.

    The Company's selling, general and administrative expenses total approximately $1,796,000 and $1,169,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses include administrative salaries and legal, finance, investor relations and business development activities. The increase in selling, general and administrative expenses are primarily attributable to the addition of NaviCyte and its expanding business base. Selling, general and administrative expenses are expected to increase as the Company's research activities increase.

    The Company's interest income decreased to approximately $181,000 for the quarter ended March 31, 1999, compared to $250,000 for the same quarter in 1998. The decrease is a result of lower cash balances.

    Interest expense for the three months ended March 31, 1999 and 1998 was approximately $67,000 and $95,000, respectively. The decrease in interest expense for the quarter is a result of the buy-out of equipment from under a capital lease and the discontinued accrual of interest for patent technology which was paid in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception through March 31, 1999, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through its former subsidiary, Multiple Peptide Systems, Inc.), sales of devices and CACO-2 cells (through NaviCyte), other drug discovery technologies (through NaviCyte) and interest income. At March 31, 1999, the Company had cash, cash equivalents and marketable securities aggregating $11.7 million compared to $16.3 million on December 31, 1998. The Company's working capital at March 31, 1999 was $6 million compared to $8.1 million at December 31, 1998. The Company has invested a significant portion of its excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations.
See Item 3, Qualitative and Quantitative Disclosure About Market Risk.

    The decrease in cash, cash equivalents and marketable securities at March 31, 1999, resulted primarily from $5.9 million used to fund operating activities, $170,000 invested in property and equipment, and $393,000 repaid on debt from property and equipment financing agreements. The decrease was offset, in part, by cash received through the sale of its former subsidiary, ChromaXome Corp., as well as sales derived from shipments of combinatorial libraries, individual compounds, devices and cells.

    In March 1999 and February 1999, the Company entered into Software License Agreements, through its subsidiary NaviCyte, with the R.W. Johnson Pharmaceutical Research Institute ("PRI") and Schering-Plough Research Institute ("Schering-Plough") to collaborate on the use and development of NaviCyte's proprietary Pk-Informatics tools to identify new candidates for drug development. Under the terms of the agreements, both companies will provide data and make initial and milestone payments over the course of the further development of NaviCyte's proprietary In Vitro Determination for Evaluation of Absorption (IDEA (TM)) simulation software system and database. NaviCyte will license its software and computational models for use with both companies' compound libraries. The Company has recorded a portion of upfront payments as well as two milestones as revenue while the remaining portion of the upfront payments have been recorded as deferred revenue.

    In March 1999, the Company entered into a Library Sales Agreement with Isis Pharmaceuticals, Inc. ("ISIS") by which ISIS acquires combinatorial libraries as part of the Company's Chem.Folio(TM) program. Under the terms of the agreement, the Company will give Isis non-exclusive access to its small-molecule combinatorial libraries in exchange for an up-front payment on each compound delivered. ISIS also has the option to license synthetic protocols for libraries from which active compounds are identified. The Company will recognize revenue as libraries are shipped.

    As of March 31, 1999, the Company had approximately $1.1 million available under property and equipment financing agreements and may need to secure additional property and equipment financing before the end of 1999 to fund planned purchases. Certain of the existing property and equipment financing arrangements require the Company to provide a security deposit if cash, cash equivalents and marketable securities fall below certain levels as defined in the agreements.

    During 1998, the Company moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility calls for annual rent of approximately $1.7 million and is subject to a 3.5% annual escalation clause. (See Note 6 to the Company's Consolidated Financial Statements.)

    In connection with the Company's research agreement with Dura
Pharmaceuticals ("Dura"), the Company is committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of March 31, 1999, $4.9 million had been funded since the inception of the 1996 Dura agreement.

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

    The Company anticipates that its existing capital resources and funding under existing research and development collaborations and product sales agreements (which could provide up to $7.1 million to be received in each of 1999 and 2000), together with currently available property and equipment financing, will be sufficient to fund its current and planned operations at least through the end of 1999. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

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

    Under Phase 2, the Company is currently identifying and evaluating exposure to Y2K risk from third-party vendors. The Company has developed a list of critical vendors that are either sole-source suppliers or preferred suppliers. The Company is currently contacting significant third parties regarding their Y2K readiness. Preliminary findings indicate that only one such company's product may have Y2K issues, and upgrades to this product are being addressed. There is another class of third party vendors, however, from which the Company cannot obtain assurances with regard to the Y2K compliance of their systems. For example, the Company is dependent on electric, natural gas, water and telephone utilities. Similarly, the Company is dependent upon its banks, payroll processor and insurers. Disruption in one or more of the foregoing services could have a material adverse impact on the Company.

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

RISK FACTORS

    THE COMPANY WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S ACTUAL CONSOLIDATED RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to maintain the competitiveness of its combinatorial chemistry technologies, to continue its technology development programs (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation) and to conduct the costly and time consuming research and preclinical and clinical testing necessary to advance potential drug candidates (such as HP 228). The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products, (iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry and other drug discovery capabilities, (v) the costs involved in developing additional drug discovery technologies (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation), (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments and (viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources and funding under existing research and development collaborations and product sales agreements, together with currently available property and equipment financing, will be sufficient to fund its current and planned operations through the end of 1999, there can be no assurance that changes will not occur that would consume available capital resources before such time or that sufficient funds will be available thereafter.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1998, 1997 and 1996, the Company had net losses of approximately $12,801,000, $9,372,000 and $11,688,000, respectively. For the three months ended March 31, 1999, the Company recorded a net loss of $2,680,000 and had an accumulated deficit at March 31, 1999 of approximately $71,110,000.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

    PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

         Exhibit No.                Description
         -----------                -----------
           27.1                     Financial Data Schedule.

      (b)  Reports on Form 8-K

    On March 30, 1999, the Company filed a report on Form 8-K relating to the disposition of assets of its subsidiary, ChromaXome Corp. In addition, on February 4, 1999, the Company filed a report on Form 8-K/A relating to the acquisition of NaviCyte, Inc.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Trega Biosciences, Inc.

Date: May 14, 1999       /s/ Michael G. Grey
                         -------------------------------------
                         Michael G. Grey
                         President and Chief Executive Officer
                         (Principal Executive Officer)

                         /s/ Gerard A. Wills
                         -------------------------------------
                         Gerard A. Wills
                         Vice  President, Finance and Chief Financial
                         Officer
                         (Principal Financial and Accounting Officer)