Form 10-Q
period 1999-06-30
TREGA BIOSCIENCES INC
filed 1999-08-16
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

                 DELAWARE                          51-0336233
      -------------------------------          -------------------
      (State or Other Jurisdiction of           (I.R.S. Employer
       Incorporation or Organization)          Identification No.)

                  9880 CAMPUS POINT DRIVE, SAN DIEGO, CA 92121
                                 (619) 410-6500
        -----------------------------------------------------------------
        (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)

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

                     Class                        Outstanding at June 30, 1999
         ------------------------------           ----------------------------
         Common Stock, $0.001 par value                     18,072,095

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION




     Item 1.  Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets at June 30, 1999 and December 31,
              1998...........................................................  3

              Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998............................  4

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 1999 and 1998.........................................  5

              Notes to Consolidated Financial Statements.....................  6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  8

      Item 3. Quantitative  and  Qualitative   Disclosures  About  Market
              Risk........................................................... 14

                                PART II. OTHER INFORMATION

      Item 6. Exhibits....................................................... 15

      SIGNATURE.............................................................. 16

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                 JUNE 30,    DECEMBER 31,
                                                                   1999         1998
                                                                ----------    --------
                                                                (Unaudited)    (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                    $  7,539      $  9,755
   Short-term investments                                          1,053         6,507
   Accounts receivable and other current assets                    1,849           778
                                                                --------      --------
Total current assets                                              10,441        17,040

Property and equipment, net                                        3,860         4,123
Other assets                                                       7,948         8,372
                                                                --------      --------
                                                                $ 22,249      $ 29,535
                                                                --------      --------
                                                                --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $  1,011      $  1,539
   Accrued compensation and other accrued liabilities              2,533         2,399
   Current portion of debt obligations                             1,269         1,251
   Deferred revenue                                                2,776         3,794
                                                                --------      --------
Total current liabilities                                          7,589         8,983

Long-term debt obligations, net of current portion                 2,429         2,689
Deferred rent                                                        379           223


Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000 at June 30, 1999
     Issued and outstanding shares - 18,072,095 and
     17,481,097 at June 30, 1999 and December 31, 1998,
     respectively                                                     18            18
   Additional paid-in capital                                     86,700        86,645
   Common stock issuable                                              16            16
   Deferred compensation                                            (283)         (609)
   Accumulated deficit                                           (74,599)      (68,430)
                                                                --------      --------
Total stockholders' equity                                        11,852        17,640
                                                                --------      --------
                                                                $ 22,249      $ 29,535
                                                                --------      --------
                                                                --------      --------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)

                                                                       Three Months Ended             Six Months Ended,
                                                                           June 30,                         June 30,
                                                                      ----------------------      ----------------------
                                                                        1999           1998         1999           1998
                                                                      --------      --------      --------      --------
                                                                           (Unaudited)                  (Unaudited)
Revenues:
   Compound revenues                                                  $  1,196      $    114         1,561      $    270
   Related party contract research                                         825         2,320         1,650         2,320
   Contract research and license fees                                      540         1,573         1,381         2,585
   Net sales                                                                84            --           189            --
                                                                      --------      --------      --------      --------
                                                                         2,645         4,007         4,781         5,175

Costs and expenses:
   Cost of sales                                                            99            --           158            --
   Research and development                                              4,353         5,300         8,941         8,875
   Selling, general and administrative                                   1,709         1,224         3,505         2,392
                                                                      --------      --------      --------      --------
                                                                         6,161         6,524        12,604        11,267
                                                                      --------      --------      --------      --------
Loss from operations                                                    (3,516)       (2,517)       (7,823)       (6,092)

Other income:
   Interest income, net                                                     27           132           141           287
   Gain on sale of ChromaXome                                               --            --         1,513            --
                                                                      --------      --------      --------      --------
Net loss                                                              $ (3,489)     $ (2,385)     $ (6,169)     $ (5,805)
                                                                      --------      --------      --------      --------
                                                                      --------      --------      --------      --------

Basic and diluted net loss per share                                  $   (.19)     $   (.17)     $   (.34)     $   (.42)
                                                                      --------      --------      --------      --------
                                                                      --------      --------      --------      --------

Shares used in computing basic and diluted
  net loss per share                                                    18,053        13,950        17,953        13,930
                                                                      --------      --------      --------      --------
                                                                      --------      --------      --------      --------

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                     -----------------------
                                                                        1999          1998
                                                                     ---------     ---------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net loss                                                             $ (6,169)     $ (5,805)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                      1,007           687
     Amortization of note receivable discount                             (25)          (25)
     Amortization of deferred compensation                                326           330
     Accrued interest on notes payable                                     --           (81)
     Gain on disposal of assets                                            --           (68)
     Gain on sale of CXC                                               (1,513)           --
     Changes in operating assets and liabilities, net of effects from the transfer of assets from sale of CXC in 1999:
         Accounts receivable                                           (1,080)         (454)
         Other current assets                                              10          (775)
         Accounts payable                                                (528)          851
         Other accrued liabilities                                        134           221
         Deferred rent                                                    156            56
         Deferred revenue                                              (1,018)         (481)
                                                                     --------      --------
Net cash (used in) operating activities                                (8,700)       (5,544)

INVESTING ACTIVITIES
Purchase of short-term investments                                         --        (1,656)
Maturities of short-term investments                                    5,453        13,500
Purchase of property and equipment                                       (630)       (2,247)
Proceeds from disposition of equipment                                     --           198
Net proceeds from sale of CXC                                           1,705            --
Other assets                                                              143            22
                                                                     --------      --------
Net cash provided by investing activities                               6,671         9,817

FINANCING ACTIVITIES
Principal payments under debt obligations                                (684)       (1,690)
Proceeds from equipment notes and notes payable                           442           672
Issuance of common and preferred stock                                     55           146
                                                                     --------      --------
Net cash provided by financing activities                                (187)         (872)
                                                                     --------      --------
Net (decrease) increase in cash and cash equivalents                   (2,216)        3,401

Cash and cash equivalents at beginning of period                        9,755        13,615
                                                                     --------      --------
Cash and cash equivalents at end of period                           $  7,539      $ 17,016
                                                                     --------      --------
                                                                     --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                               $    170      $    105
                                                                     --------      --------
                                                                     --------      --------


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

1.   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

New Accounting Standards

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the three and six months ended June 30, 1999 and 1998, comprehensive loss is the same as net loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment only, and therefore the adoption of this standard did not have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and six months ended June 30, 1999.

3.   LEASES

LONG-TERM DEBT

    In December 1998, the Company obtained an equipment financing line of $2.2 million, of which it drew down approximately $1.5 million by June 30, 1999. The loan, which is secured by the equipment, bears interest between 7.6% and 8.7% and is to be repaid monthly over a four-year term.

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

4.   COLLABORATIVE ARRANGEMENTS

    In June 1999, the Company entered into a Library Sales Agreement with Janssen Research Foundation ("Janssen"), a division of Janssen Pharmaceutica N.V. by which Janssen acquires combinatorial libraries as part of the Company's Chem.Folio-TM- program. Under the terms of the agreement, the Company will give Janssen non-exclusive access to its small-molecule combinatorial libraries in exchange for an up-front payment on each compound delivered. The Company will recognize revenue as libraries are shipped.

    In June 1999, the Company signed a Mutual Release with Dura Pharmaceuticals ("Dura") which releases the parties from certain responsibilities set forth by the original research agreement signed in February 1996 and terminates the original research agreement other than in certain limited regards. Under the original research agreement, the Company was committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of June 30, 1999, $4.9 million of this obligation had been paid by the Company. The Mutual Release provides that the outstanding balance due on this obligation shall be limited to payments of $200,000, which was made upon signing, and $138,414 due by March 31, 2000.

5.   COMMON STOCK

    During the three and six months ended June 30, 1999, the Company issued 45,624 and 590,998, respectively, shares of common stock upon the exercise of options, which are included in common stock outstanding at June 30, 1999.

6.   SUBSEQUENT EVENT

    In August 1999, the Company entered into a line of credit for $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances.

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

OVERVIEW

    Trega Biosciences, Inc. (the "Company" or "Trega") is a drug discovery company focused on accelerating the process of drug discovery by using small molecule combinatorial chemistry and other drug discovery technologies to create novel drugs having greater chances of clinical success. In combination with its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), Trega offers drug discovery products and services to the pharmaceutical and biopharmaceutical industries. Trega also uses its drug discovery technologies in its internal development programs, which are focused on discovering small molecules acting on melanocortin receptors, which may be important in the treatment of inflammatory and metabolic diseases.

    In November 1998, the Company acquired NaviCyte, a privately-held company engaged in (i) the sale of devices and licensing of a cell line used in connection with predictive testing of drug candidates for absorption characteristics and (ii) the development of a range of drug candidate selection tools intended to be used to predict the pharmacokinetic characteristics of drug candidates.

    In March 1999, ChromaXome Corp. ("ChromaXome"), a wholly-owned subsidiary of the Company, sold substantially all of its assets. ChromaXome had focused on the development and use of combinatorial biology techniques to create drug candidates and other molecules of potential commercial interest from naturally occurring microbial sources.

    While at the time of these transactions the respective sizes of the workforces of NaviCyte and ChromaXome were comparable, the Company anticipates an increase in costs at NaviCyte over those at ChromaXome as development costs related to NaviCyte's products and services under development are incurred. It can be anticipated, in addition, that the development of NaviCyte's products and services will necessitate the hiring of additional employees, although their number has not yet been ascertained. It is further anticipated that any revenues from the sale of products and services by NaviCyte will offset, at least in part, these increased costs.

    The Company has entered into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties. The timing and occurance of such transactions in the future, if any, can not be predicted. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of June 30, 1999, the Company's accumulated deficit was approximately $74,599,000.

RESULTS OF OPERATIONS

Second Quarter 1999 Compared With Second Quarter 1998

    The Company recorded revenues of approximately $2.6 million for the three months ended June 30, 1999 compared with approximately $4 million for the same period in 1998. Excluding a one-time $2 million payment received from Novartis Pharma AG ("Novartis"), in the second quarter of 1998, revenues increased $638,000, or 31% over the same quarter in the prior year. This increase was due primarily to a $1 million increase in revenues from the sale of the Company's Chem.Folio-TM- combinatorial libraries. Partially offsetting this increase was a decrease in revenues from research conducted under collaborative research agreements.

    As of June 30, 1999, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $2.8 million. This represents the excess of payments received from research collaborators over the revenue from libraries and cells shipped or work performed, and will be recognized when the correlative shipments are made or services are performed or the period for performance expires.

    Cost of sales in the second quarter of 1999 were primarily related to device sales from the Company's subsidiary, Navicyte, acquired in November 1998. There were no device sales in the comparable quarter of 1998.

    The Company incurred research and development expenses totaling approximately $4.4 million and $5.3 million for the three months ended June 30, 1999 and 1998, respectively. This 17% decrease was due primarily to the termination of a Research and Option Agreement with Torrey Pines Institute for Molecular Studies, reduced clinical trials expense related to the completion of the Phase II clinical trials for HP228 and the sale of ChromaXome Corporation in March 1999, which was partially offset by increased expenditures from the acquisition of NaviCyte.

    The Company's selling, general and administrative expenses total approximately $1.7 million and $1.2 million for the three months ended June 30, 1999 and 1998, respectively. These expenses include administrative salaries and legal, finance, investor relations and business development activities. The increase in selling, general and administrative expenses are primarily attributable to the addition of NaviCyte, its expenses and the costs associated with attempting to expand its business base. Selling, general and administrative expenses are expected to increase as the Company's activities increase.

    The Company's interest income decreased to approximately $119,000 for the quarter ended June 30, 1999, compared to $174,000 for the same quarter in 1998. The decrease is a result of lower cash balances.

    Interest expense for the three months ended June 30, 1999 and 1998 was approximately $92,000 and $42,000, respectively. The increase in interest expense for the quarter is a result of additional equipment financing obligations which were not in place during the comparative quarter last year.

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

    The Company recorded revenues of approximately $4.8 million for the six months ended June 30, 1999 compared with approximately $5.2 million for the same period in 1998. Excluding the one-time $2 million payment noted above, revenues increased $1.6 million, or 50% over the same period in the prior year. This increase was due primarily to increased revenues from the sale of the Company's Chem.Folio-TM- combinatorial libraries.

    Cost of sales for the six months ended June 30, 1999 is primarily related to device sales from the Company's subsidiary, Navicyte, acquired in November 1998. There were no device sales in the comparable six months of 1998.

    The Company incurred research and development expenses totaling approximately $8.9 million for both the six months ended June 30, 1999 and 1998. The Company expects to continue to incur significant expenses in research and development relating to combinatorial chemistry, melanocortin biology and the development of other drug discovery technologies.

    The Company's selling, general and administrative expenses total approximately $3.5 million and $2.4 million for the six months ended June 30, 1999 and 1998, respectively. These expenses include administrative salaries and legal, finance, investor relations and business development activities. The increase in selling, general and administrative expenses are primarily attributable to the addition of NaviCyte, its expenses and the costs associated with attempting to expand its business base. Selling, general and administrative expenses are expected to increase as the Company's activities increase.

    The Company's interest income decreased to approximately $300,000 for the six months ended June 30, 1999, compared to $424,000 for the same quarter in 1998. The decrease is a result of lower cash balances.

    The increase in interest expense for the quarter is a result of additional equipment financing obligations which were not in place during the comparative quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception through June 30, 1999, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through its former subsidiary, Multiple Peptide Systems, Inc.), sales of devices and CACO-2 cells (through NaviCyte), other drug discovery technologies (through NaviCyte), sales of its business believed to be no longer strategic to the Company and interest income. At June 30, 1999, the Company had cash, cash equivalents and marketable securities aggregating $8.6 million compared to $16.3 million on December 31, 1998. The Company has invested a significant portion of its excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. See Item 3, Qualitative and Quantitative Disclosure About Market Risk.

    The decrease in cash, cash equivalents and marketable securities at June 30, 1999, resulted primarily from $8.7 million used to fund operating activities, $630,000 invested in property and equipment, and $684,000 repaid on debt from property and equipment financing agreements. The decrease was offset, in part, by $1.7 million received through the sale of assets of the Company's former subsidiary, ChromaXome Corp. and proceeds from property and equipment financing agreements of $442,000.

    In August 1999, the Company entered into a line of credit for $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances.

    In June 1999, the Company entered into a Library Sales Agreement with Janssen Research Foundation ("Janssen"), a division of Janssen Pharmaceutica N.V. by which Janssen acquires combinatorial libraries as part of the Company's Chem.Folio-TM- program. Under the terms of the agreement, the Company will give Janssen non-exclusive access to its small-molecule combinatorial libraries in exchange for an up-front payment on each compound delivered. The Company will recognize revenue as libraries are shipped.

    In March 1999 and February 1999, the Company entered into Software License Agreements, through its subsidiary NaviCyte, with the R.W. Johnson Pharmaceutical Research Institute ("PRI") and Schering-Plough Research Institute ("Schering-Plough") to collaborate on the use and development of NaviCyte's proprietary Pk-Informatics tools for the identification of new candidates for drug development. Under the terms of the agreements, both companies will provide data and make initial and milestone payments over the course of the further development of NaviCyte's proprietary In Vitro Determination for Evaluation of ADME (IDEA -TM-) simulation software system and database. NaviCyte will license its software and computational models for use with both companies' compound libraries. The Company has recorded a portion of upfront payments as well as two milestones as revenue while the remaining portion of the upfront payments have been recorded as deferred revenue.

    In March 1999, the Company entered into a Library Sales Agreement with Isis Pharmaceuticals, Inc. ("ISIS") by which ISIS acquires combinatorial libraries as part of the Company's Chem.Folio-TM- program. Under the terms of the agreement, the Company will give Isis non-exclusive access to its small-molecule combinatorial libraries in exchange for an up-front payment on each compound delivered. ISIS also has the option to license synthetic protocols for libraries from which active compounds are identified. The Company will recognize revenue as libraries are shipped.

    As of June 30, 1999, the Company had approximately $700,000 available under property and equipment financing agreements. Certain of the existing property and equipment financing arrangements require the Company to provide a security deposit if cash, cash equivalents and marketable securities fall below certain levels as defined in the agreements.

    During 1998, the Company moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility calls for annual rent of approximately $1.7 million and is subject to a 3.5% annual escalation clause. (See Note 3 to the Company's Consolidated Financial Statements.)

    In June 1999, the Company signed a Mutual Release with Dura Pharmaceuticals ("Dura") which releases the parties from certain responsibilities set forth by the original research agreement signed in February 1996 and terminates the original research agreement other than in certain limited regards. Under the original research agreement, the Company was committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of June 30, 1999, $4.9 million of this obligation had been paid by the Company. The Mutual Release provides that the outstanding balance due on this obligation shall be limited to payments of $200,000, which was made upon signing, and $138,414 due by March 31, 2000.

    The Company intends to use its financial resources primarily to fund research and development, the expansion of its combinatorial library inventories and to fund its NaviCyte technology operations. The amounts actually expended for each purpose may vary significantly depending on many factors. These factors include the continuation of its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the scope and results of clinical trials.

    The Company anticipates that its existing capital resources and funding under an existing (i) research and development collaboration, (ii) product sales agreements and notes due to the Company in connection with the sale of assets of its wholly-owned subsidiary, ChromaXome Corp., together with its currently available property and equipment financing and line of credit, will be sufficient to fund its current and planned operations at least through the second quarter of 2000. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

    The Company will need to raise additional capital to fund its operations beyond the second quarter of 2000. The Company expects that its primary potential revenue sources for the foreseeable future will be additional collaborative agreements, the outlicensing of HP228, sales of combinatorial libraries or compounds and revenues generated by the Company's NaviCyte technologies. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, licensing or public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

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

    In 1998, Trega Biosciences Inc. developed a three-phase program for Y2K information systems compliance. Phase 1 is to identify and solve Y2K issues in the Company's significant information systems infrastructure and enterprise business applications, including telecommunications and networking systems, as well as accounting software. Phase 2 is to identify and plan for Y2K issues that are specific to the Company's business units, including local software, product matters, facilities related systems and vendor concerns. Phase 3 is the final testing of each major area of exposure to ensure compliance, and the development of contingency plans for unsolved Y2K deficiencies

    In Phase 1 of the program, the Company has inventoried and is in the process of assessing company-wide systems, many of which have been identified as being Y2K compliant. Some systems software, hardware and firmware are in need of upgrades. These upgrades are available from third party suppliers, and are in the process of being evaluated. Systems which are not Y2K compliant are currently being upgraded. A plan for in-house testing has been developed and is scheduled for completion by August 30, 1999.

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

     The testing and contingency plan development under Phase 3 began in early 1999 with completion expected by August 30, 1999.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to maintain the competitiveness of its combinatorial chemistry technologies, to continue its technology development programs (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation) and to conduct the costly and time consuming research and preclinical and clinical testing necessary to advance potential drug candidates. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products, (iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry and other drug discovery capabilities, (v) the costs involved in developing additional drug discovery technologies (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation),
(vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments and (viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources and funding under an existing (i) research and development collaboration, (ii) product sales agreements and notes due to the Company in connection with the sale of assets of its wholly-owned subsidiary, ChromaXome, Corp, together with its currently available property and equipment financing and line of credit, will be sufficient to fund its current and planned operations through the second quarter of 2000, there can be no assurance that changes will not occur that would consume available capital resources before such time or that sufficient funds will be available thereafter.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1998, 1997 and 1996, the Company had net losses of approximately $12,801,000, $9,372,000 and $11,688,000, respectively. For the six months ended June 30, 1999, the Company recorded a net loss of $6,169,000 and had an accumulated deficit at June 30, 1999 of approximately $74,599,000.

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

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

     Exhibit No.          Description
     -----------          -----------
           10.1           Mutual Release dated June 30, 1999 between the
                          Registrant and Dura Pharmaceuticals, Inc.
           10.2           Employment Agreement dated May 12, 1999 between the
                          Registrant and Mark W. Schwartz.
           27.1           Financial Data Schedule

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed in the second quarter.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Trega Biosciences, Inc.

Date: August 16, 1999        /s/ Michael G. Grey
                             --------------------
                             Michael G. Grey
                             President and Chief Executive Officer
                             (Principal Executive Officer)

                             /s/ Gerard A. Wills
                             ---------------------
                             Gerard A. Wills
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)