Form 10-Q/A
period 1999-06-30
TREGA BIOSCIENCES INC
filed 1999-08-23
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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
              ----------------------------------------------------
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

This Amended Report on Form 10-Q, for the quarter ending June 30, 1999, is being filed for the purpose of including information for Item 4 of Part II.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 18, 1999 in San Diego, California.

    Item 1. - Election of Directors
         Each of the nominees listed was duly elected to the Board of Directors of the Company at the Annual Meeting by the tally indicated:

CLASS II NOMINEES               VOTES IN FAVOR            VOTES AGAINST             ABSTAIN/NON-VOTES
-----------------               --------------            -------------             -----------------
Lawrence D. Muschek               14,590,955                 46,500                          0
Anders P. Wiklund                 14,597,662                 39,793                          0


    Item 2. - Ratification of the Company's Independent Auditors

                                VOTES IN FAVOR            VOTES AGAINST             ABSTAIN/NON-VOTES
                                --------------            -------------             -----------------
                                  13,397,157                1,231,904                     8,394

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Trega Biosciences, Inc.

Date: August 23, 1999              /s/ Michael G. Grey
                                   --------------------
                                   Michael G. Grey
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ Gerard A. Wills
                                   ---------------------
                                   Gerard A. Wills
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)