Form 10-Q
period 1999-09-30
TREGA BIOSCIENCES INC
filed 1999-11-15
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                       OUTSTANDING AT SEPTEMBER 30, 1999
    ------------------------------         ---------------------------------
    Common Stock, $0.001 par value                       19,096,300


                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets at September 30, 1999 and December
         31, 1998......................................................     3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 1999 and 1998......................     4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998.............................     5

         Notes to Consolidated Financial Statements....................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     8

Item  3. Quantitative and Qualitative Disclosures About Market Risk....    14


                               PART II.  OTHER INFORMATION

Item  2. Changes in Securities and Use of Proceeds.....................    15

Item  6. Exhibits .....................................................    15

SIGNATURE..............................................................    16


                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                September 30,      December 31,
                                                                    1999               1998
                                                                ------------       -----------
ASSETS                                                         (Unaudited)            (Note)
Current assets:
   Cash and cash equivalents                                     $  1,323            $  9,755
   Short-term investments                                           5,144               6,507
   Accounts receivable and other current assets                     2,295                 778
                                                                 --------            --------
Total current assets                                                8,762              17,040

Property and equipment, net                                         3,999               4,123
Other assets                                                        9,561               8,372
                                                                 --------            --------
                                                                 $ 22,322            $ 29,535
                                                                 --------            --------
                                                                 --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,448            $  1,539
   Accrued compensation and other accrued liabilities               2,631               2,399
   Current portion of debt obligations                              2,730               1,251
   Deferred revenue                                                 1,770               3,794
                                                                 --------            --------
Total current liabilities                                           8,579               8,983

Long-term debt obligations, net of current portion                  2,135               2,689
Deferred rent                                                         445                 223


Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares 19,096,300 and 17,481,097 at
       September 30, 1999 and December 31, 1998, respectively          19                  18
   Additional paid-in capital                                      88,224              86,645
   Common stock issuable                                               16                  16
   Deferred compensation                                             (155)               (609)
   Accumulated deficit                                            (76,941)            (68,430)
                                                                 --------            --------
Total stockholders' equity                                         11,163              17,640
                                                                 --------            --------
                                                                 $ 22,322            $ 29,535
                                                                 --------            --------
                                                                 --------            --------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)


                                                           Three Months Ended         Nine Months Ended,
                                                              September 30,              September 30,
                                                        ------------------------    ------------------------
                                                           1999          1998          1999          1998
                                                        ----------    ----------    ----------    ----------
                                                              (Unaudited)                 (Unaudited)
Revenues:
   Compound revenues                                    $  2,822      $    132       $ 4,383      $    402

   Related party contract research                           825         2,475           825         3,145
   Contract research and license fees                        277         1,086         1,658         3,670
   Net sales                                                  76             -           265             -
                                                        --------      --------       -------      --------
                                                           4,000         2,043         8,781         7,217

Costs and expenses:
   Cost of sales                                              83             -           242             -
   Research and development                                4,593         4,658        13,534        13,533
   Selling, general and administrative                     1,682         1,227         5,187         3,619
                                                        --------      --------       -------      --------
                                                           6,358         5,885        18,963        17,152
                                                        --------      --------       -------      --------
Loss from operations before equity in losses
  of affiliates                                           (2,358)       (3,824)      (10,182)       (9,935)

Equity in losses of affiliates                               (16)            -           (16)            -
                                                        --------      --------       -------      --------
Loss from operations                                      (2,374)       (3,842)      (10,198)       (9,935)
Other income:
   Interest income, net                                       32           142           174           429
   Gain on sale of ChromaXome Corp                             -             -         1,513             -
                                                        --------      --------       -------      --------
Net loss                                                $ (2,342)     $ (3,700)     $ (8,511)     $ (9,506)
                                                        --------      --------       -------      --------
                                                        --------      --------       -------      --------

Basic and diluted net loss per share                    $   (.13)     $   (.26)     $   (.47)     $   (.68)
                                                        --------      --------       -------      --------
                                                        --------      --------       -------      --------

Shares used in computing basic and diluted
  net loss per share                                      18,537        13,982        18,150        13,948
                                                        --------      --------       -------      --------
                                                        --------      --------       -------      --------


                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                       1999               1998
                                                                    ---------          ---------
                                                                             (Unaudited)
OPERATING ACTIVITIES
Net loss                                                            $  (8,511)         $  (9,506)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                      1,565              1,099
     Amortization of note receivable discount                            (126)               (38)
     Amortization of deferred compensation                                454                496
     Equity in losses of affiliate                                         16                  -
     Accrued interest on notes payable                                      -                (81)
     Loss/(Gain) on disposal of assets                                      2                (68)
     Gain on sale of CXC                                               (1,513)                 -
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets from sale of CXC in
       1999:
         Accounts receivable                                           (1,625)              (384)
         Other current assets                                             108               (347)
         Accounts payable                                                 (91)             1,770
         Other accrued liabilities                                        232               (453)
         Deferred rent                                                    222                139
         Deferred revenue                                              (2,024)             1,048
                                                                    ---------          ---------
Net cash (used in) operating activities                               (11,291)            (6,325)

INVESTING ACTIVITIES
Purchase of short-term investments                                     (6,134)            (7,112)
Maturities of short-term investments                                    7,497             13,500
Purchase of property and equipment                                     (1,117)            (2,646)
Investment in affiliate                                                (1,000)                 -
Proceeds from disposition of equipment                                      -                198
Net proceeds from sale of CXC                                           1,705                  -
Other assets                                                              903                147
                                                                    ---------          ---------
Net cash provided by investing activities                               1,854              4,087

FINANCING ACTIVITIES
Principal payments under debt obligations                              (1,017)            (1,928)
Proceeds from equipment notes and notes payable                         1,942              1,422
Issuance of common and preferred stock                                     80                240
                                                                    ---------          ---------
Net cash provided by (used in)  financing activities                    1,005               (266)
                                                                    ---------          ---------
Net (decrease) in cash and cash equivalents                            (8,432)            (2,504)

Cash and cash equivalents at beginning of period                        9,755              5,457
                                                                    ---------          ---------
Cash and cash equivalents at end of period                          $   1,323          $   2,953
                                                                    ---------          ---------
                                                                    ---------          ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                              $     239          $     165
                                                                    ---------          ---------
                                                                    ---------          ---------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL
ACTIVITIES:
Issuance of common stock for investment in affiliate                $   1,500          $       -
                                                                    ---------          ---------
                                                                    ---------          ---------


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential diluted common shares outstanding during the period such as those underlying outstanding options, warrants and convertible securities and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. All common shares, outstanding options, warrants and convertible securities and contingently issuable shares have been excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the three and nine months ended September 30, 1999 and 1998, comprehensive loss is the same as net loss.

Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 1999.

3.  EQUITY IN AFFILIATE

     On August 20, 1999, the Company acquired 1,176,666 shares of Series B Convertible Preferred Stock of ChemNavigator.com ("CNC") in exchange for $1.0 million in cash and 1.0 million shares of the Company's common stock, valued at $1.5 million. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC. In addition, as part of the foregoing transaction, the parties each acquired a warrant to acquire additional securities of the other. Under these warrants, the Company has the right to acquire an additional 294,167 shares of CNC Series B Convertible Preferred Stock at a price of $5.00 per share and CNC has a contingent right to acquire an additional 294,167 shares of the Company's common stock at a price of $5.00 per share. CNC is preparing the launch of an internet website where scientists will be able to conduct structural searches among listed compounds and purchase compounds meeting self-selected search criteria. The Company has agreed to list for sale certain of its compounds on the CNC site.

     The Company will account for its investment in CNC using the equity method. In accordance with APB No. 18, a portion of the Company's investment in the Series B Convertible Preferred Stock will be recognized as goodwill and amortized accordingly. The value of the goodwill so treated is measured by the excess of the value of the Series B Convertible Preferred Stock on the purchase date, over the value of the Company's ownership interest in the net assets of CNC. As a result, the Company will amortize $1.9 million over a five-year period. The Company also will recognize its ratable share of profits and losses measured by its ownership interest in CNC's equity, relative to the other owners.

4.  DEBT

LINE OF CREDIT

    In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of September 30, 1999, the Company is in compliance with all debt covenants. In August the entire line of $1.5 million was accessed.

LONG-TERM DEBT

    In December 1998, the Company obtained an equipment financing line of $2.2 million, of which it had accessed approximately $1.5 million by September 30, 1999. The loan, which is secured by the equipment, bears interest between 7.6% and 8.7% and is to be repaid monthly over a four-year term.

    In connection with the procurement of other fully funded equipment financing lines, the Company entered into certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing. These covenants require maintenance of unrestricted cash (as defined in the applicable agreements, but including marketable securities) greater than $6.0 million or 9 months' historical cash needs in the case of certain equipment and greater than $4.0 million or 6 month's historical cash needs in the case of certain other equipment. The Company's unrestricted cash, as defined in the agreements, has dropped below the applicable levels thereby obligating the Company to make security deposits of $490,223 with the lessor.

5.  COMMON STOCK

    During the three and nine months ended September 30, 1999, the Company issued 1,024,205 and 1,615,203, shares of common stock, respectively, as a result of the Company's investment in affiliate (see note 3 above), exercises of options and participation in the Company's employee stock purchase plan, all of which are included in common stock outstanding at September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES (INCLUDING THOSE SET FORTH BELOW, IN THE SECTION OF THIS ITEM 2 OF THIS QUARTERLY REPORT ON FORM 10-Q UNDER THE CAPTION "RISK FACTORS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998) THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

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

    In March 1999, ChromaXome Corp. ("ChromaXome"), a wholly owned subsidiary of the Company, sold substantially all of its assets. ChromaXome had focused on the development and use of combinatorial biology techniques to create drug candidates and other molecules of potential commercial interest from naturally occurring microbial sources.


    While at the time of these transactions the respective sizes of the workforces of NaviCyte and ChromaXome were comparable, the Company anticipates an increase in costs at NaviCyte over those at ChromaXome as development costs related to NaviCyte's products and services under development are incurred. The development of NaviCyte's products and services has necessitated the hiring of additional employees.

    The Company has entered into pharmaceutical alliances, providing partners access to the Company's technologies in exchange for licensing fees and potential milestone payments and royalties. The timing and occurence of such transactions in the future, if any, can not be predicted. The timing and amounts of revenues from such alliances, if any, are subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations to corporate partners and for the development of its own compounds. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable. As of September 30, 1999, the Company's accumulated deficit was approximately $76,941,000.

RESULTS OF OPERATIONS

Third Quarter 1999 Compared With Third Quarter 1998

    The Company recorded revenues of $4.0 million for the three months ended September 30, 1999 compared with approximately $2.0 million for the same period in 1998. Revenues increased $2.0 million, or 96% over the same quarter in the prior year. This increase was due primarily to a $2.7 million increase in revenues from the sale of the Company's Chem.Folio(TM) combinatorial libraries. Partially offsetting this increase was a decrease in revenues from research conducted under collaborative research agreements.

    As of September 30, 1999, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $1.8 million. This represents the excess of payments received from research collaborators over the revenue from libraries and cells shipped or work performed, and will be recognized when the correlative shipments are made or services are performed or the period for performance expires.

    Cost of sales in the third quarter of 1999 were primarily related to device sales from the Company's subsidiary, NaviCyte. There were no device sales in the comparable quarter of 1998.

    The Company's research and development expenses remained substantially unchanged for the three months ended September 30, 1999 and 1998, respectively.

    The Company's selling, general and administrative expenses total approximately $1.7 million and $1.2 million for the three months ended September 30, 1999 and 1998, respectively. These expenses included administrative salaries, legal, finance, investor relations and business development and sales activities. The increase in selling, general and administrative expenses are primarily attributable to the addition of NaviCyte, its expenses and the costs associated with attempting to expand its business and sales base. Selling, general and administrative expenses are expected to increase as the Company's activities increase.

    The Company's interest income decreased to approximately $114,000 for the quarter ended September 30, 1999, compared to $185,000 for the same quarter in 1998. The decrease is a result of lower cash balances.

    Interest expense for the three months ended September 30, 1999 and 1998 was approximately $82,000 and $43,000, respectively. The increase in interest expense for the quarter is a result of a line of credit and additional equipment financing obligations, neither of which were in place during the comparative quarter last year.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

    The Company recorded revenues of approximately $8.8 million for the nine months ended September 30, 1999 compared with approximately $7.2 million for the same period in 1998. This increase was due primarily to increased revenues from the sale of the Company's Chem.Folio(TM) combinatorial libraries. The increase was partially offset by a decrease in revenues from contract research agreements, both related party and non-related party.

    Cost of sales for the nine months ended September 30, 1999 is primarily related to device sales from the Company's subsidiary, NaviCyte. There were no device sales in the comparable nine months of 1998.

    The Company's research and development expenses remained substantially unchanged for the nine months ended September 30, 1999 and 1998. The Company expects to continue to incur significant expenses in research and development relating to combinatorial chemistry, melanocortin biology and the development of other drug discovery technologies.

    The Company's selling, general and administrative expenses total approximately $5.2 million and $3.6 million for the nine months ended September 30, 1999 and 1998, respectively. These expenses include administrative salaries and legal, finance, investor relations and business development and sales activities. The increase in selling, general and administrative expenses is primarily attributable to the addition of NaviCyte, its expenses and the costs associated with attempting to expand its business and sales base. Selling, general and administrative expenses are expected to increase as the Company's activities increase.

    The Company's interest income decreased to approximately $415,000 for the nine months ended September 30, 1999, compared to $609,000 for the same period in 1998. The decrease is a result of lower cash balances.

    Interest expense for the nine months ended September 30, 1999 and 1998 was approximately $241,000 and $180,000, respectively. The increase in interest expense for the quarter is a result of a line of credit and additional equipment financing obligations, neither of which were in place during the comparative quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception through September 30, 1999, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through its former subsidiary, Multiple Peptide Systems,

Inc.), sales of its businesses believed to be no longer strategic to the Company and interest income. At September 30, 1999, the Company had cash, cash equivalents and marketable securities aggregating $6.5 million compared to $16.3 million on December 31, 1998. The Company has invested a significant portion of its excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. See Item 3, Qualitative and Quantitative Disclosure About Market Risk.

    The decrease in cash, cash equivalents and marketable securities at September 30, 1999, resulted primarily from $11.3 million used to fund operating activities, $1.1 million invested in property and equipment, $1.0 million invested in ChemNavigator.com and $1.0 million repaid on debt from property and equipment financing agreements. The decrease was offset, in part, by $1.7 million received through the sale of assets of the Company's former subsidiary, ChromaXome Corp. and proceeds from property and equipment and other financing agreements of $1.9 million.

     On August 20, 1999, the Company acquired 1,176,666 shares of Series B Convertible Preferred Stock of ChemNavigator.com ("CNC") in exchange for $1.0 million in cash and 1.0 million shares of the Company's common stock, valued at $1.5 million. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC. In addition, as part of the foregoing transaction, the parties each acquired a warrant to acquire additional securities of the other. Under these warrants, the Company has the right to acquire an additional 294,167 shares of CNC Series B Convertible Preferred Stock at a price of $5.00 per share and CNC has a contingent right to acquire an additional 294,167 shares of the Company's common stock at a price of $5.00 per share. CNC is preparing the launch of an internet website where scientists will be able to conduct structural searches among listed compounds and purchase compounds meeting self-selected search criteria. The Company has agreed to list for sale certain of its compounds on the CNC site.

     The Company will account for its investment in CNC using the equity method. In accordance with APB No. 18, a portion of the Company's investment in Series B Convertible Preferred Stock will be recognized as goodwill and amortized accordingly. The value of the goodwill so treated is measured by the excess of the value of the Series B Convertible Preferred Stock on the purchase date, over the value of the Company's ownership interest in the net assets of CNC. As a result, the Company will amortize $1.9 million over a five year period. The Company also will recognize its ratable share of profits and losses measured by its ownership interest in CNC's equity, relative to the other owners.

    In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of September 30, 1999, the Company is in compliance with all debt covenants. In August the entire line of $1.5 million was accessed.

    In June 1999, the Company entered into a Library Sales Agreement with Janssen Research Foundation ("Janssen"), a division of Janssen Pharmaceutica N.V., by which Janssen acquires combinatorial libraries as part of the Company's Chem.Folio(TM) program. Under the terms of the agreement, the Company will give Janssen non-exclusive access to its small-molecule combinatorial libraries in exchange for an up-front payment on each compound delivered. The Company will recognize revenue as libraries are shipped.

    In March 1999 and February 1999, the Company entered into Software License Agreements, through its subsidiary NaviCyte, with the R.W. Johnson Pharmaceutical Research Institute ("PRI") and Schering-Plough Research Institute ("Schering-Plough") to collaborate on the use and development of the Company's proprietary Pk-Informatics tools for the identification of new candidates for drug development. Under the terms of the agreements, both companies will provide data and make initial and milestone payments over the course of the further development of the Company's proprietary In Vitro Determination for Evaluation of ADME (IDEA (TM)) simulation software system and database. The Company will license its software and computational models for use with both companies' compound libraries. The Company has recorded a portion of upfront payments as well as two milestones as revenue while the remaining portion of the upfront payments have been recorded as deferred revenue.

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

    As of September 30, 1999, the Company had approximately $700,000 available under property and equipment financing agreements. In connection with the procurement of other fully funded equipment financing lines, the Company entered into certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing. These covenants require maintenance of unrestricted cash (as defined in the applicable agreements, but including marketable securities) greater than $6.0 million or 9 months' historical cash needs in the case of certain equipment and greater than $4.0 million or 6 month's historical cash needs in the case of certain other equipment. The Company's unrestricted cash, as defined in the agreements, has dropped below the applicable levels thereby obligating the Company to make security deposits of $490,223 with the lessor.

    During 1998, the Company moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility calls for annual rent of approximately $1.7 million and is subject to a 3.5% annual escalation clause.

    In June 1999, the Company signed a Mutual Release with Dura Pharmaceuticals ("Dura") which releases the parties from certain responsibilities set forth by the original research agreement signed in February 1996 and terminates the original research agreement other than in certain limited regards. Under the original research agreement, the Company was committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of September 30, 1999, $4.9 million of this obligation had been paid by the Company. The Mutual Release provides that the outstanding balance due on this obligation shall be limited to payments of $200,000, which was made upon signing, and $138,414 due by March 31, 2000.

    The Company intends to use its financial resources primarily to fund research and development, the expansion of its combinatorial library inventories and its drug discovery technology operations. The amounts actually expended for each purpose may vary significantly depending on many factors. These factors include the continuation of its research and development programs, the acquisition or initiation of new research and development programs, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments.

    The Company anticipates that its existing capital resources and funding under an existing research and development collaboration, product sales agreements, in existence and under negotiation, and notes due to the Company in connection with the sale of assets of its wholly-owned subsidiary, ChromaXome Corp., together with its currently available property and equipment financing and line of credit, will be sufficient to fund its current and planned operations through the second quarter of 2000. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

    The Company will need to raise additional capital to fund its operations. The Company expects that its primary potential revenue sources for the foreseeable future will be sales of combinatorial libraries or compounds, revenues generated by the Company's drug discovery technologies and additional collaborative agreements. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of an existing corporate collaborations, and through public or private financings, if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, licensing or public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

OTHER MATTERS

Impact of Year 2000

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

    In 1998, Trega Biosciences Inc. developed a three-phase program for Y2K information systems compliance. Phase 1 was to identify and solve Y2K issues in the Company's significant information systems infrastructure and enterprise business applications, including telecommunications and networking systems, as well as accounting software. Phase 2 was to identify and plan for Y2K issues that are specific to the Company's business units, including local software, product matters, facilities related systems and vendor concerns. Phase 3 was the final testing of each major area of exposure to ensure compliance, and the development of contingency plans for unresolved Y2K deficiencies.


    In Phase 1 of the program, the Company inventoried and assessed company-wide systems, many of which were identified as being Y2K compliant. Some systems software, hardware and firmware were in need of upgrades. These upgrades were available from third party suppliers. Systems, which were not Y2K compliant, have been upgraded.

    Under Phase 2, the Company identified and evaluated exposure to Y2K risk from third-party vendors. The Company developed a list of critical vendors that are either sole-source suppliers or preferred suppliers. The Company contacted significant third parties regarding their Y2K readiness. The Company believes that all equipment with preliminary issues was addressed and upgraded. There is another class of third party vendors, however, from which the Company cannot obtain assurances with regard to the Y2K compliance of their systems. For example, the Company is dependent on electric, natural gas, water and telephone utilities. Similarly, the Company is dependent upon its banks, payroll processor and insurers. Disruption in one or more of the foregoing services could have a material adverse impact on the Company.

    The testing and contingency plan development under Phase 3, which began in early 1999, has been completed.

    The costs related to resolving Company Y2K issues to date have been less than $100,000. However, there can be no assurance that Y2K compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operation. Many of the Company's customers and vendors may be affected by Y2K issues which may result in customers having reduced funds to purchase the Company's products or suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all. Such third party issues could have a material adverse affect on the Company's business, financial condition and results of operations.

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

EARLY STAGE OF PRODUCT DEVELOPMENT

    The Company's research and product development programs (including the Company's program with respect to potential drug candidates for the treatment of diseases believed to be mediated by the melanocortin receptor pathway) are at early stages. Any compounds resulting from the Company's research and development programs are not expected to be commercially available for years, if ever, even if any such compounds are successfully developed and proven to be safe and effective. There can be no assurances that any of the Company's product development efforts will be successfully completed, that development arrangements with pharmaceutical partners will be established on acceptable terms, if at all, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost, or that any products, if introduced, will achieve market acceptance or profitability.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to maintain the competitiveness of its combinatorial chemistry technologies, to continue its technology development programs (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation) and to conduct the costly and time consuming research and preclinical and clinical testing necessary to advance potential drug candidates. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's drug discovery technologies and the clinical testing of candidate products, (iii) progress with preclinical and clinical trials, (iv) the costs involved in further developing and sustaining internal combinatorial chemistry and other drug discovery capabilities, (v) the costs involved in developing additional drug discovery technologies (including the Company's selection, screening and predictive technology programs (conducted through NaviCyte) and the Company's efforts to synthesize compounds through automation), (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,
(vii) competing technological and market developments and (viii) changes in the Company's existing research relationships. Although the Company estimates that its existing capital resources and funding under existing research and development collaboration, product sales agreements, in existence and under negotiation, and notes due to the Company in connection with the sale of assets of its wholly-owned subsidiary, ChromaXome, Corp, together with its currently available property and equipment financing and line of credit, will be sufficient to fund its current and planned operations through the second quarter of 2000, there can be no assurance that changes will not occur that would consume available capital resources before such time or that sufficient funds will be available thereafter.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1998, 1997 and 1996, the Company had net losses of approximately $12,801,000, $9,372,000 and $11,688,000, respectively. For the nine months ended September 30, 1999, the Company recorded a net loss of $8,511,000 and had an accumulated deficit at September 30, 1999 of approximately $76,941,000.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 20, 1999, the Company acquired 1,176,666 shares of Series B Convertible Preferred Stock of ChemNavigator.com ("CNC") in exchange for $1.0 million in cash and 1.0 million shares of the Company's common stock, valued at $1.5 million. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC. In addition, as part of the foregoing transaction, the parties each acquired a warrant to acquire additional securities of the other. Under these warrants, the Company has the right to acquire an additional 294,167 shares of CNC Series B Convertible Preferred Stock at a price of $5.00 per share and CNC has a contingent right to acquire an additional 294,167 shares of the Company's common stock at a price of $5.00 per share. CNC is preparing the launch of an internet website where scientists will be able to conduct structural searches among listed compounds and purchase compounds meeting self-selected search criteria. The Company has agreed to list for sale certain of its compounds on the CNC site. (See
Note 3 to the Company's Consolidated Financial Statements.)

    The sale of the Company's securities to CNC was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder ("Rule 506") as a transaction not involving any public offering. An appropriate filing on Form D was made, CNC represented its intention to acquire the securities for investment only and not with a view to the distribution thereof, an appropriate legend was affixed to the certificates representing the securities and CNC had adequate access to information about the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         10.1 (1)          Series B Convertible Preferred Stock and Warrant
                           Purchase Agreement dated as of August 20, 1999
                           between ChemNavigator.com, Inc., the Company and
                           certain other parties.

         10.2 (1)          Stock and Warrant Issuance Agreement dated as of
                           August 20, 1999 between the Company and
                           ChemNavigator.com, Inc.

         10.3 (1)          Warrant to Purchase 294,164 Shares of the Common
                           Stock of ChemNavigator.com, Inc. dated August 20,
                           1999.

         10.4 (1)          Form of Warrant to Purchase 294,164 Shares of the
                           Common Stock of Trega Biosciences, Inc.

         27.1              Financial Data Schedule


         ---------------------------------

         (1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 1, 1999 (Exhibits).

(b)  Reports on Form 8-K

On September 1, 1999, the Company filed a report on Form 8-K relating to the formation of a strategic relationship with ChemNavigator.com, Inc., a privately held company.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Trega Biosciences, Inc.

Date: November 15, 1999             /s/ Michael G. Grey
                                    --------------------
                                    Michael G. Grey
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Gerard A. Wills
                                    ---------------------
                                    Gerard A. Wills
                                    Vice President, Finance and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)