Form 10-Q/A
period 1998-09-30
TREGA BIOSCIENCES INC
filed 2000-01-05
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

                                  -------------

                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in its charter)

              Delaware                                   51-0336233
--------------------------------                    --------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                        Outstanding at October 31, 1998
              -----                                        -------------------------------
         Common Stock, $0.001 par value                                13,995,461



         This Quarterly Report on Form 10-Q Amendment No. 1 is made to the Quarterly Report on Form 10-Q originally filed by Trega Biosciences, Inc. (the "Company") on November 12, 1998 for the quarterly period ended September 30, 1998 (the "Form 10-Q").

         At the time of filing of the Form 10-Q, the Company requested confidential treatment for portions of Exhibit 10.1 to the Form 10-Q. The Securities and Exchange Commission recently granted, in part, the Company's request for confidential treatment of portions of Exhibit 10.1. This amendment is being filed with a revised version of Exhibit 10.1, marked to reflect confidential treatment for those provisions approved by the Securities and Exchange Commission for such treatment. Exhibit 10.1 as attached hereto now discloses certain provisions with respect to (i) the limitation of the Company's liability for losses regarding claims of infringement or misappropriation in certain circumstances, (ii) the parties' agreement to indemnify each other for certain third party claims and (iii) the parties' agreement to maintain certain insurance policies.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      EXHIBITS.

     *   10.1              Library Supply and Sublicense Agreement dated as of
                           September 30, 1998 between Biogen, Inc. and the
                           Company.

     *   Confidential treatment has been granted for portions of this Exhibit.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: January 5, 2000


                                          TREGA BIOSCIENCES, INC.

                                          By   /s/  Michael G. Grey
                                            -----------------------------------
                                          Michael G. Grey
                                          President and Chief Executive Officer


                                          By   /s/  Gerard A. Wills
                                            -----------------------------------
                                          Gerard A. Wills
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number   Description
------   -----------
*10.1    Library Supply and Sublicense Agreement dated as of September 30, 1998 between Biogen, Inc. and the Company.



* CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS EXHIBIT.