Form 10-K405
period 1999-12-31
TREGA BIOSCIENCES INC
filed 2000-03-13
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                ----------------


    (Mark One)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

    / / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


      (Registrant's telephone number, including area code): (858) 410-6500
                           --------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 7, 2000, as reported on the Nasdaq National Market, was approximately $145,222,139. Shares of Common Stock beneficially held by each officer and director of the Registrant and by each person who beneficially owns 10% or more of the Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 7, 2000, there were 19,552,344 shares of the Registrant's Common Stock outstanding.

                             TREGA BIOSCIENCES, INC.

                                    FORM 10-K

                                     INDEX

                                                                               PAGE
                                     PART I                                   ------

Item 1.      Business........................................................    3
Item 2.      Properties......................................................   18
Item 3.      Legal Proceedings...............................................   18
Item 4.      Submission of Matters to a Vote of Security Holders.............   18


                                     PART II


Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters.........................................................   19
Item 6.      Selected Financial Data.........................................   20
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................   21
Item 7a.     Qualitative and Quantitative Disclosure About Market
             Risk............................................................   24
Item 8.      Financial Statements and Supplementary Data.....................   25
Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.............................   25

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant..............   26
Item 11.     Executive Compensation..........................................   28
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management......................................................   32
Item 13.     Certain Relationships and Related Transactions..................   33

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K........................................................   35


SIGNATURES...................................................................   40


                                   PART I

ITEM 1.  BUSINESS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES (SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING SUCH WORDS AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS). FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOMES PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" ON PAGES 12 TO 18 OF THIS ANNUAL REPORT ON FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    Trega Biosciences, Inc. (the "Company" or "Trega") is focused on accelerating drug discovery from disease targets to clinical candidates through its iDiscovery-TM- technologies. Such technologies include (i) the IDEA-TM- ("In Vitro Determination for the Estimation of ADME (absorption, distribution, metabolism and excretion)") computerized predictive models for, among other things, the prediction and selection of compounds with essential drug-like characteristics for further development and (ii) Chem.Folio-Registered Trademark- combinatorial libraries for screening and optimization of potential drug candidates.

    Since its inception, Trega has utilized combinatorial chemistry as a foundation for its drug discovery activities; first, for the production of peptides, then mixtures of small molecules, and finally, for singles-based compound arrays. This technology has enabled Trega to develop and offer a wide range of small-molecule libraries, including its Chem.Folio-Registered Trademark- compound libraries, which are constructed in singles-based compound arrays. In 1993, Trega used its combinatorial chemistry technologies to discover a family of proprietary compounds that appear to influence the production and activity of certain cytokines through interaction with melanocortin receptors. These compounds include HP-228, which has competed a Phase II clinical trial in the treatment of post-operative pain in hip and knee replacements. As part of its activities, the Company formed collaborative partnerships in the area of drug discovery and development. Coinciding with this focus, Trega entered into collaborations with certain pharmaceutical companies to develop compounds active against certain melanocortin receptors.

    The continuing development of Trega's combinatorial chemistry libraries led to the development of information relevant to the drug discovery process, which information was regularly supplied to library purchasers. The development of this information and a growing belief in the importance of information in the drug discovery process caused the Company to investigate opportunities to acquire technologies directed at creating information germane to the drug discovery process. In 1998, Trega acquired its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), whose business included the development of products and services to facilitate the rapid screening of compounds for pharmacokinetic characteristics through the use of computer models. With the technology acquired from NaviCyte, Trega developed and released the first of the IDEA-TM- predictive models, the absorption module. The Company has combined its Chem.Folio libraries and IDEA predictive models in a collection of technologies called iDiscovery-TM-.

    On February 11, 2000, the Company announced that it did not intend to continue to support internal drug discovery programs, including its melanocortin receptor programs, that are not funded by a collaborator. Trega believes this strategic shift will permit it to better focus its efforts and resources on the continuing development and commercialization of its iDiscovery-TM- technologies. Trega is currently carrying out a collaborative program in the area of diabetes, obesity and syndrome X, which is funded by Novartis Pharma AG ("Novartis").

    The Company, which was incorporated in Delaware in 1991, is located at 9880 Campus Point Drive, San Diego.

DRUG DISCOVERY IN TRANSITION

     Trega believes that the fundamental ways in which drugs are discovered and developed will change in response to dynamics in the marketplace, and can change as a result of recent scientific advances. The factors encouraging change are:

     -   limitations of traditional drug discovery and development methods;

     - implications of recent technological developments on drug discovery and development;

     - advances in informatics that enable predictive modeling and virtual drug discovery; and

     - the growing importance of the Internet and e-commerce in the drug discovery process.

            Limitations of Traditional Drug Discovery and Development Methods

    The first stage of the drug discovery process is the identification of a biological target ("target"), typically a receptor that is responsible for causing a medical condition. The second stage in early discovery is the synthesis of compounds to be screened against the desired target, followed by high throughput screening. High throughput screening involves the testing of hundreds of thousands of compounds to identify potentially hundreds of compounds that demonstrate activity against the target of choice. Active compounds resulting from this process are known as "hits". The hits are then chemically modified in a series of sequential steps to identify compounds that (1) have improved activity at the target, (2) are absorbed following oral administration, (3) have appropriate metabolism characteristics and (4) do not have toxic effects. This series of steps results in the identification of drug candidates. The testing used to develop the candidate is called "lead optimization," and may involve animal models, which are low throughput and poorly predictive of ultimate success. A drug candidate then undergoes preclinical development and three phases of human clinical development before being filed for approval with the U.S. Food and Drug Administration ("FDA"). The total time of this process has typically ranged from 12 - 16 years and has actually increased in the 1990's according to the Tufts Center for the Study of Drug Development.

    The overall process is one of attrition with a high failure rate. The early stages of the process are highly automated. Genomics is identifying many new targets at a rapid rate. Combinatorial chemistry enables the production of hundreds of thousands of compounds, while high throughput screening enables the screening of these compounds. This highly automated process, however, feeds thousands of hits into lead optimization, a low throughput, animal model dependent process, which creates a bottleneck.

    In addition, the traditional drug discovery process is expensive. The average direct and indirect costs of bringing a new drug to market has been estimated to total approximately $650 million. It has been estimated that over 50% of all pharmaceutical products that reach human clinical trials fail as a result of inappropriate absorption, distribution, metabolism, excretion, or toxicity that was not predicted earlier in the drug development process. Approximately $400 million of the cost of an average new drug has been estimated to represent the cost of failed drugs.

    Other factors providing incentives to pharmaceutical companies to reduce the cost and time required to develop new drugs include the need to fill product pipelines to support desirable rates of growth in their businesses and cost containment initiatives by both public and private healthcare payor systems.

              Implications of Recent Technological Developments on Drug
                           Discovery and Development

    As described above, the Company believes that recent advances in discovery technologies have further strained the traditional drug discovery process. Combinatorial chemistry has created hundreds of thousands of compounds that are now available for screening in biological assays. Automated screening systems that are capable of screening up to 100,000 compounds per day are available. The industry faces an avalanche of data and the inability to prioritize hits for subsequent analysis and development.

    In addition, the human genome sequencing effort is providing genetic information that is directed at the identification of thousands of new drug targets based upon increasingly sophisticated and complex genetic information about disease. This information is anticipated to enable the customization of patient care. The Company believes the flood of data resulting from screening against these additional genetic targets will add to the already compromised capacity of existing drug discovery processes and will encourage the development of more efficient screening techniques, such as virtual screening.

    The availability of millions of compounds for screening and related data combined with the sequential and time-consuming nature of traditional drug discovery methods have increased the demand for products and services which can accelerate the overall drug discovery and development process.

             Advances in Informatics that Enable Predictive Modeling
                           and Virtual Drug Discovery

    The use of computers for managing information in the discovery and development process has become commonplace. Advanced computing, combined with the linkage of disparate datasets and modeling capabilities, enable parts of the drug discovery and development process to be performed entirely in the computer (in silico) without exposure to animals or humans. Virtual approaches for designing drug structures, screening against targets, evaluating pharmacokinetics, studying disease models and even conducting clinical trials are currently under development by a number of companies.

            The Growing Importance of the Internet and E-Commerce in
                           the Drug Discovery Process

    The acceptance of the Internet has created an environment that values information and its efficient dissemination. The business expectation created by the Internet is that successful companies will be those that are able to produce immediately accessible information-rich products. In addition, business to business e-commerce sites are simplifying the process by which all businesses, including pharmaceutical companies, purchase products and services.

iDISCOVERY-TM- TECHNOLOGIES

    Trega's iDiscovery-TM- technologies include its information-based products that it believes will improve the probability of success and accelerate the pharmaceutical discovery and development process. The underlying premise of iDiscovery-TM- technologies is to increase the likelihood of clinical success by identifying those compounds with essential drug-like characteristics at an early stage in the development process. As a result, subsequent preclinical trials may become confirmatory rather than exploratory. iDiscovery's-TM- principal products include the IDEA-TM-predictive computer models and Trega's combinatorial chemistry technologies, such as the Chem.Folio-Registered Trademark- compound libraries.

                           IDEA-TM- Predictive Models

    The Company believes that the IDEA-TM- absorption model represents the first product of its kind. As such, there is no historical market data for similar products. Estimates by Pharmaceutical Research and Manufacturing of America 1999 Annual Survey ("PhRMA Survey") show that the United States pharmaceutical industry alone spends each year $422.3 million on bioavailability testing, $1.1 billion on toxicology and safety testing, and $1.7 billion on formulation and stability testing. A PriceWaterhouseCoopers report, Pharma 2005, Silicon Rally: The Race to e-R&D, estimated that pharmaceutical companies could save up to $200 million and two to three years per drug by using a predictive computer model. The Company anticipates that early discussions with prospective customers will stress product performance and scientific validation, not the price of its IDEA-TM- absorption module.

    Trega acquired the IDEA-TM- predictive model technology in connection with the acquisition of NaviCyte in November 1998. IDEA-TM-predictive models are a set of physiologically based computer simulations that Trega is developing to predict the ADME characteristics of compounds. Trega believes that, upon development and commercialization, the IDEA-TM- predictive models will enable pharmaceutical companies to prioritize their hit compounds for further development based upon their drug-like ADME characteristics.

    The first IDEA-TM- predictive model module for predicting absorption has been completed and is in the early rollout phase of commercialization. The absorption module is designed to predict the oral absorption of compounds in the human digestive system. It is based upon actual human clinical data contributed by a consortium of pharmaceutical companies which included SmithKline Beecham, Genentech, Parke-Davis, Schering-Plough, and the R.W. Johnson Pharmaceutical Research Institute of Johnson & Johnson. The Company intends to offer the IDEA-TM-absorption module under a three-year license with yearly subscription fees. Currently, Trega is conducting negotiations with potential customers, but has yet to execute any such license agreements or receive any material revenues from its IDEA-TM- predictive models. The Company intends to also develop modules to predict absorption in animal digestive systems, metabolism, distribution, and the effectiveness of alternate methods of drug administration, including ocular, transdermal and pulmonary methods, but there can be no assurance that such modules will be successfully completed or commercialized.

    Trega believes the IDEA-TM- predictive models, when developed, will apply across the spectrum of pharmaceutical discovery and development activities. Currently, the IDEA-TM- predictive model of absorption can be used to help prioritize hits from high throughput screens during the early phase of drug discovery, permitting the research team to focus its valuable optimization efforts and limited resources on a smaller number of compounds. The IDEA-TM-absorption model's primary function in this phase is rank ordering compounds in a batch mode.

    Trega is in the process of refining the IDEA-TM- predictive models to assist chemists later in the discovery process, when handcrafting of compounds to meet specific and refined activity and performance criteria is necessary. The Company expects the IDEA-TM- predictive models will be used to sort through structure-activity-relationship-data and to guide the refinement of specific properties, such as solubility or permeability. Trega believes that the IDEA-TM- predictive models, upon completion of development, will reduce not only the synthesis effort required to produce an acceptable compound, but also the amount of animal and laboratory testing required to generate a clinical candidate. Thus, the data upon which a decision is based to advance a compound to development is expected to be more predictive of the outcome in humans.

    The IDEA-TM- predictive models are also being developed for use in the formulation process. Formulation can have a significant impact on a compound's performance. Optimizing properties, such as solubility, dissolution, time release or crystal formation, can affect the outcome of a compound's clinical performance. Trega expects the IDEA-TM- predictive models, as ultimately developed, to be used to generate hypothetical scenarios and sentitivity analyses and to optimize different characteristics to accelerate the development of the best formulation.

                             Combinatorial Chemistry

    As described above, hits are extensively refined through chemical optimization into qualified drug candidates. This technique requires access to a large collection of compounds that can be tested rapidly for activity in assays representing biologic intervention points (targets). Combinatorial chemistry, which is a technique for simultaneously creating thousands of chemical compounds, directly addresses the demand for large collections of compounds. Combinatorial chemistry involves rapidly and systematically assembling a variety of molecular entities, or building blocks, in many different combinations to create libraries of chemically and structurally diverse compounds that can be tested in drug discovery screening assays to identify potential lead compounds.

    The Company believes that its combinatorial chemistry technologies facilitate the rapid identification of lead compounds for its customers by creating compounds that offer the following important characteristics:

  - PHARMACEUTICALLY RELEVANT COMPOUNDS. The Company believes that its libraries are designed to produce pharmaceutically relevant compounds. Trega's combinatorial chemistry libraries are created to meet the design, diversity, molecular weight, quality and purity criteria preferred by the pharmaceutical industry.

  - TEMPLATE NOVELTY. The Company believes that the distinctive core structures, or templates, around which the Company's small-molecule libraries are built, possess the physico-chemical properties and structural characteristics of pharmaceutical compounds, yet in many cases have not previously been thoroughly explored as potential drugs. Trega has applied for patents on nearly all of these libraries.

  - EASY-TO-SCREEN FORMATS. Trega's libraries are formatted in singles-based compound arrays and consist of compounds free in solution, without interfering solid supports, such as beads, pins, chips or tags. These libraries do not require use of time consuming deconvolution strategies commonly employed to identify active compounds in mixture-based libraries. Moreover, compounds formatted as singles-based compound arrays are created and screened as individual compounds to facilitate the rapid identification of active hits.

  - VALIDATION. Multiple leads and highly active compounds have been identified and/or optimized utilizing Trega's technologies, both by Trega and its collaboration partners.

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

    Extending the range of Trega's libraries involves developing novel templates and, subsequently, libraries based on those templates. New libraries are designed to add to the structural diversity of Trega's existing libraries, thereby enhancing their utility by increasing the likelihood that screening of the libraries against a particular biological target will result in identification of a compound or compounds with activity against that target. Once a lead compound is identified from a screening library, Trega utilizes a computational representation of the possible compounds that can be created around that structure to uncover a set of closely related compounds (analogues) that can be synthesized and screened to identify the most active chemical structure.

Chem.Folio-Registered Trademark- Combinatorial Libraries

    Chem.Folio-Registered Trademark- libraries and services include:
(i) Chem.Folio-Registered Trademark- screening libraries which offer off-the-shelf compound libraries for immediate screening for hit finding,
(ii) custom synthesis around customer templates and chemical motifs and
(iii) rapid analoging using Chem.Folio-Registered Trademark- virtual library and proprietary Tea Bag synthesis technology. Chem.Folio-Registered
Trademark- combinatorial libraries consist of drug-like molecules suitably formatted for modern screening techniques. In addition, Trega provides Chem.Folio-Registered Trademark- compounds along with their related synthesis protocols, which enable a customer to manufacture additional supplies. Also provided is information on solubility and cytotoxicity, and other information relevant to the compounds' status as potential drug candidates and suitability for screening. This information, when combined with the quality of the Chem.Folio-Registered Trademark- libraries, is intended to assist customers in more rapidly optimizing hit compounds by facilitating the development of structure to activity relationships. Trega believes that the addition of such valuable information will help pharmaceutical companies reduce the cost and time of their drug discovery programs.

    Trega plans to continue enhancing its Chem.Folio-Registered Trademark-combinatorial libraries by linking them to the information generated from the IDEA-TM- predictive models. The Company believes that with adequate resources and development success, such a combination could result in the following:

  - When Chem.Folio-Registered Trademark- compounds are screened in an activity assay, the resulting hits would enable medicinal chemists to know whether such hits or structural analogs have the potential to become therapeutic products. This information would allow medicinal chemists to rank order the chemical series (hits) based on structure, ADME and toxicology characteristics, thus reducing the time for optimization by allowing them to focus on the most promising candidates.

  - Certain Chem.Folio-Registered Trademark- compounds could be computationally screened to determine which compounds have drug-like characteristics. Such compounds could then be screened against a large variety of targets to quickly determine which targets should be pursued first. Following the sequencing of the human genome and the application of other down-stream technologies such as proteomics, when the availability of targets is anticipated to increase substantially, this approach could allow pharmaceutical companies to focus their initial discovery efforts on targets that can actually be successfully addressed with small molecule chemistry.

  - Virtual libraries could be computationally screened against targets, and only those virtual compounds with drug-like characteristics and calculated activity would be created and tested.

  - Using combinatorial libraries with historical data generated against other targets, virtual screening in combination with technologies in structural biology could be expected to identify target structures and leads.

  - The Company believes that by utilizing the IDEA-TM- predictive models and information-rich chemistry, far fewer exploratory experiments may need to be conducted. The necessity for mass screening of compounds against a particular target and wet lab experimentation could decrease. Experiments would be confirmatory (to validate the prediction of the computational model) rather than exploratory.

    In addition to its direct sales efforts, Trega distributes Chem.Folio-Registered Trademark- products through two other channels. In August 1999, the Company entered into a strategic relationship with ChemNavigator.com-TM-, Inc. ("CNC"), a business to business e-commerce company, to offer Chem.Folio-Registered Trademark- compounds to researchers over the Internet. The CNC distribution channel allows Trega to access markets difficult to reach by its current direct sales organization including universities, research institutions, smaller and/or geographically isolated research companies and researchers without direct access to chemistry resources who are interested in purchasing a single or small numbers of compounds. In contrast to other electronic research supply catalogs, CNC permits researchers to search for compounds on the basis of structure. Trega owns shares presently comprising an approximate 20% interest in CNC and holds a warrant to acquire shares presently comprising an additional 5% interest. (See "Principal Strategic Alliances and Collaborations.-- ChemNavigator.com-TM-Inc." below) The CNC website was launched in November 1999, and, as such the revenue to the Company generated through the website has been immaterial.

    Trega also sells access to Chem.Folio-Registered Trademark- compounds through screening service companies, including EVOTEC BioSystems AG. ("EVOTEC"), a leading European screening company, which has developed miniaturized biological activity screening technology. Trega will receive a fee for each Chem.Folio-Registered Trademark- compound screened by EVOTEC as part of screening service agreements with its clients. (See "Principal Strategic Alliances and Collaborations--EVOTEC BioSystems AG" below). Trega intends to enter into similar additional agreements, allowing the generation of revenue and follow up services from a much wider client base.

Customized Combinatorial Libraries

    The Company also offers customized compound libraries. Trega works closely with each customer to ensure that the compound libraries meet the criteria set forth by the customer. Trega has provided customized libraries as stand-alone products or as part of drug discovery collaborations. (See "Principal Strategic Alliances and Collaborations--Novartis Pharma AG and Ono Pharmaceuticals Co., Ltd." below.)

OTHER TECHNOLOGIES

                        Internal Drug Discovery Programs

    On February 11, 2000, the Company announced that it did not intend to continue to support internal drug discovery programs that are not funded by a collaborator. Although the primary focus of the Company is on the continuing development and expansion of its IDEA-TM- predictive models and Chem.Folio-Registered Trademark- libraries, Trega's current intention is to carry forward the drug discovery program with Novartis.

    Trega is currently engaged in a multi-year, fully funded discovery collaboration with Novartis in the field of diabetes, obesity, and syndrome
X. In addition to a three-year funding commitment to Trega of $3.3 million per year, which commenced in June 1998, Novartis will pay milestones and royalties to Trega for the successful development of a product in this field. The current program with Novartis is funded semi-annually at a rate of $825,000 per quarter, which is adequate to cover the cost of the activities expected to be carried out by Trega under this agreement. (See "Principal Strategic Alliances and Collaborations--Novartis Pharma AG" below.)

    In addition, the Company has conducted research resulting in lead compounds for the treatment of sexual dysfunction. This program is at a stage of development that Trega does not intend to carry forward without funding from a collaborator. Trega is currently seeking such a collaborator.

    The Company also owns a compound designated HP-228, which has completed a Phase II clinical trial in the treatment of post-operative pain in hip and knee replacements. The Company does not intend to pursue further development and commercialization of this compound without a collaborative partner.

                                Caco-2 Cell Line

    The Company obtained a worldwide, exclusive license for all commercial applications of the Caco-2 cell line and its derivatives in connection with its acquisition of NaviCyte. The licensor is Memorial Sloan-Kettering Cancer Research Institute. The Company believes that the Caco-2 cell line is currently the most widely used cell line for in-vitro estimation of the oral absorption of compounds. Trega currently grants nonexclusive sublicenses at a relatively modest cost to companies wishing to use the Caco-2 cell line for their internal use and to service firms for use in contract research studies.

BUSINESS STRATEGY

    Trega's objective is to be the leading developer and supplier of information-based products that will reduce the cost of, simplify, and accelerate drug discovery and development, particularly focusing on the bottleneck represented by the inefficient process of turning hit compounds into validated drug candidates. In 1999, Trega invested significantly in three areas:

    (1) the development and completion of the first IDEA-TM- predictive module for absorption;

    (2) the further development of the Chem.Folio-Registered Trademark-combinatorial chemistry libraries and the addition of an Internet-based distribution channel, CNC, for such libraries; and

    (3) the screening of the Company's combinatorial chemistry libraries against a series of melanocortin receptors.

    Trega's commercial approach focuses on the intended development and implementation of a mix of the Company's proprietary iDiscovery-TM-technologies, corporate collaborations and acquisitions or licensing of complementary technologies. To implement its strategy, Trega intends to:

- Develop, both internally and through corporate collaborations, the IDEA-TM- predictive models to facilitate the rapid screening of drug development candidates for pharmacokinetic characteristics (such as how such candidates are absorbed in humans, distributed through the body, metabolized and excreted). The first IDEA-TM- module for predicting absorption has been completed and is in the early rollout phase of commercialization. Additional simulation modules that are intended to predict metabolism, and toxicology profiles of compounds are under development. Trega has entered into a collaboration with EVOTEC, focusing on the development of new, miniaturized, high-throughput ADME assays for pre-clinical lead optimization. Such assays will be used to screen certain Chem.Folio-Registered Trademark- compounds. Trega intends to use the resulting data to further enhance the IDEA-TM- predictive models.

- Support the drug discovery efforts of pharmaceutical and biopharmaceutical customers (1) by offering, through Chem.Folio-Registered Trademark-, non-exclusive access to diverse, small-molecule compound libraries and (2) by providing compound libraries custom synthesized to the requirements of the individual customer. Since the introduction of its Chem.Folio-Registered Trademark- library program in mid-1998, Trega has entered into arrangements for the sale of Chem.Folio-Registered Trademark- combinatorial libraries to Biogen, ISIS, Parke-Davis, Elitra Pharmaceuticals, Cytokinetics, Inc., DuPont Crop Protection, EVOTEC, Discovery Technologies, Ltd. ("DTL) and others. Trega entered into a custom synthesis agreement with Boehringer Ingelheim International GmbH and has provided custom libraries in connection with its drug discovery collaborations with Ono Pharmaceuticals Co., Ltd. ("Ono"), focusing on the identification of small-molecule agonists of melanocortin-1 to treat inflammatory conditions, and Novartis focusing on treatments of certain diseases believed to be mediated by the melanocortin-4 receptor pathway such as obesity, Type II diabetes and Syndrome X.

- Acquire or license complementary information-based technologies. The computational area is populated with many companies possessing proprietary technologies in niche areas. Trega intends to consider the acquisition or licensing of those technologies that will add market value to its iDiscovery-TM- technologies.

- Expand Trega's use of the Internet and intranets to market and disseminate Trega's iDiscovery-TM- products and services. Currently, customers may order Chem.Folio-Registered Trademark- compounds on the Internet through CNC. The Company intends to develop a web portal through which existing and potential customers may (1) access information on compound structures contained in Chem.Folio-Registered Trademark-libraries, (2) learn more about Trega's IDEA-TM- predictive models and, ultimately, (3) access and use Chem.Folio-Registered Trademark- virtual libraries and the IDEA-TM- predictive models on a secure site. Trega's efforts in developing this web portal is in their preliminary stages.
    There can be no assurance that the Company will be successful in developing and implementing its Internet based strategy.

PRINCIPAL STRATEGIC ALLIANCES AND COLLABORATIONS

EVOTEC BioSystems AG

In January 2000, Trega entered into an Agreement for Joint Development of Assays and the Cross Licensing of Affiliated Technologies with EVOTEC, a Hamburg, Germany based company, pursuant to which the parties will collaborate on the development of new, miniaturized, high-throughput ADME assays for pre-clinical lead optimization. The objective of the collaboration is to develop assays that will aid in the faster and more cost efficient development of drug candidates with higher chances of success prior to clinical testing. The collaboration combines EVOTEC's expertise in ultra high-throughput screening technology, miniaturized assay development and its detection expertise based on its proprietary single molecule detection technology with Trega's capabilities in the field of ADME screening and assay development. EVOTEC was granted a nonexclusive license to commercialize the jointly developed assays and Trega has the right to the assays for internal use. Trega will be entitled to royalties resulting from EVOTEC's commercialization of the assays. In addition, EVOTEC will be granted a license to the IDEA-TM- absorption module under certain circumstances.

In December 1999, the Company entered into a Library Sales Agreement with EVOTEC, pursuant to which EVOTEC will purchase certain amounts of all Chem.Folio-Registered Trademark- compounds contained within Trega's inventory as well as certain compounds produced through the end of 2000. Selected compounds will be screened through the jointly developed assays and Trega intends to use the data to enhance the IDEA-TM- predictive models, which data and models will be owned by Trega. The purchased compounds will also include associated information, such as synthetic protocols, cytotoxicity, and physico-chemical data. EVOTEC will use the Chem.Folio-Registered Trademark-compounds in its internal drug discovery programs and will allow its screening customers access to Chem.Folio -Registered Trademark- compounds on a fee per compound basis, which fee will be passed through to Trega.

ChemNavigator.com-TM-, Inc.

In August 1999, Trega entered into a strategic relationship with CNC, a privately held i-Research-TM- company, founded to supply chemistry and reagents to pharmaceutical, biotechnology, agricultural and life science researchers. Certain of Trega's Chem.Folio-Registered Trademark- compounds will occupy a position on the website of CNC, providing a complement to Trega's existing distribution channels. The CNC website was launched in November 1999, and as such, the revenue to the Company generated through the website has been immaterial.

The CNC website is an e-commerce site that Trega believes will provide a new strategy for finding and purchasing research compounds and reagents from sources around the world. It is the Company's understanding that CNC (1) will provide a unique and powerful proprietary search engine to facilitate structure and property-based searches of compound collections and libraries available on the site and (2) will also contain links to other relevant databases.

Under the terms of the strategic relationship, Trega acquired 1,176,666 shares of the Series B Convertible Preferred Stock of CNC, representing approximately 20% of the outstanding equity securities of CNC and a warrant to purchase an additional 294,167 shares of CNC's Common Stock at a purchase price of $5.00 per share. In exchange, Trega paid $1.0 million and issued 1.0 million shares of its Common Stock to CNC. Trega also agreed to issue a warrant to CNC to purchase an additional 294,167 shares of Trega Common Stock at a purchase price of $5.00 per share.

    Novartis Pharma AG

    In May 1998, Trega entered into a Research, Development and License Agreement with Novartis (the "Research Agreement"), pursuant to which the companies are focused on the identification and development of orally-active small molecules for the treatment of certain diseases believed to be mediated by the melanocortin-4 receptor pathway, including obesity, Type II diabetes and Syndrome X. The Research Agreement provides for (i) an equity investment at Trega's option, which the Company exercised in November 1998 and received $7.0 million in exchange for approximately 1.9 million shares of the Company's Common Stock; (ii) an additional $12 million in committed funding (consisting of $2.0 million received upon the execution of the Research Agreement for past research activities and $10 million over a three-year period); and (iii) potential milestone payments and royalties from the successful development and commercialization of products (for which Novartis has worldwide rights). In October 1999, the parties expanded their research efforts to include an undisclosed, additional obesity-related biological target.

    In February 2000, the Company announced that it did not intend to support internal drug discovery programs that are not funded by a collaborator. Trega's current intention is to carry forward only those drug discovery programs that are fully funded at the end of the first quarter of 2000, which includes its joint development program with Novartis. The current program is funded semi annually at a rate of $825,000 per quarter, which is adequate to cover the cost of the activities expected to be carried out by Trega under this agreement.

    Ono Pharmaceuticals Co., Ltd.

    In June 1997, Trega entered into a Research and Development Agreement with Ono pursuant to which the Company screened its combinatorial chemistry libraries and certain of Ono's chemical compounds against a melanocortin-1 receptor screen to identify potential small-molecule agonists of the receptor to treat inflammatory conditions. Trega received an up-front license fee and an additional payment for work to be performed during the first 24 months under the agreement. Trega will also receive milestone and royalty payments on products it discovers which are subsequently developed and marketed by Ono, if any. Rights to commercialize products resulting from the arrangement, if any, will belong to Ono in China, Japan, South Korea and Taiwan and to Ono and Trega in Europe, with Trega holding such rights with respect to North America and the rest of the world. The research phase of this agreement, and consequently Trega's obligation to conduct work and Ono's funding obligation to Trega, have ended. Trega believes that Ono is not currently pursuing the development of any compounds covered by this agreement. In May 1998, Trega and Ono reached a definitive agreement for Trega to create additional custom combinatorial libraries and optimize lead compounds discovered by Ono, and to screen those compounds in a target of interest to Ono. Trega received approximately $1.9 million in research funding to perform this work, which has been completed.

    Chugai Biopharmaceuticals, Inc.

    A collaboration with Chugai Biopharmaceuticals, Inc. ("Chugai"), a subsidiary of Chugai Pharmaceutical Co., Ltd., was initiated in January 1997. Pursuant to this arrangement, Trega provided Chugai with combinatorial libraries which Chugai screens against a range of targets. Compounds identified with activity in bone, cardiovascular and infectious diseases as well as hematological growth factors and oncology may be developed by Chugai, and Chugai will pay milestone payments and royalties on compounds, if any, discovered from Trega's libraries and subsequently developed and marketed by Chugai (for which Chugai would have worldwide rights). Chugai and Trega will jointly own any compounds with identified activity in Chugai's inflammation screens. In addition, Trega may develop any compounds discovered in selected Chugai screens targeted at obesity and central nervous system diseases, with a royalty obligation payable to Chugai for any compounds that are commercialized.

CERTAIN LICENSE AND OTHER TECHNOLOGY ARRANGEMENTS

    Torrey Pines Institute For Molecular Studies ("TPIMS")

    Pursuant to a Restated and Third Amended Research and Option Agreement with TPIMS (the "TPIMS Agreement"), Trega historically relied upon TPIMS, a not-for-profit biomedical research institute founded by the founder of the Company (Dr. Richard Houghten), for certain basic research and laboratory facilities and scientific personnel necessary for the Company to conduct a significant portion of its combinatorial chemistry business. As a result of (i) Trega's development of internal resources and personnel to support the conduct of its combinatorial chemistry business and (ii) Trega's adoption of techniques for the creation of combinatorial libraries in singles-based arrays, which techniques are not within the special interest of TPIMS in creating mixture-based libraries, the Company no longer relies upon TPIMS for those facilities and services previously provided. Pursuant to the TPIMS Agreement, Trega funded TPIMS through July 14, 1998.

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

    Subsequently, as of March 4, 1999, Trega entered into a Services and License Agreement (the "Services Agreement") with TPIMS which gives the Company the opportunity to call upon TPIMS for chemistry services on an as-needed basis. Under the Services Agreement, Trega returned to TPIMS for its use certain combinatorial chemistry libraries which were of no further interest to the Company, and TPIMS agreed to give the Company a right of first refusal in the field of melanocortin receptor ligands.

    Dura Pharmaceuticals, Inc.

    In February 1996, Trega entered into a Research and Development Agreement (the "Original Agreement") with Dura Pharmaceuticals, Inc. ("Dura"). Dura markets pharmaceuticals for the treatment of respiratory diseases and is developing a dry powder inhalation system for pulmonary delivery of respiratory drugs and other pharmaceuticals. Pursuant to the Original Agreement, Trega committed to provide funding totaling $6.0 million (the "Research Funds") over four years to seek to apply Dura's proprietary drug delivery technology to Company compounds. Concurrent with the execution of the Original Agreement, Dura purchased shares of the Company's preferred stock, which were converted to shares of the Company's Common Stock upon closing of Trega's initial public offering, for $5.0 million.

    In April 1998, Trega initiated a Phase I dose-escalation trial evaluating the safety of administering HP-228 to the lungs. In the trial, HP-228 was delivered using Dura's proprietary pulmonary drug delivery system. In September 1998, Trega announced completion of four of the five planned dosage groups, with the Company electing not to study the highest dosage level. Preliminary data indicated systemic absorption from delivery to the lungs and no safety problems at the doses studied.

    In June 1999, Trega and Dura signed a Mutual Release which releases the parties from certain responsibilities set forth in the Original Agreement and terminates the Original Agreement other than in certain limited regards. As of December 31, 1999, $5.1 million of the Research Funds had been paid by the Company. The Mutual Release provides that the outstanding balance due on this obligation shall be limited to payments of $200,000, which was made upon the signing of the Mutual Release, and $138,414, which is due by March 31, 2000.

    The Scripps Research Institute

    Trega is the assignee of a license to the method patent covering the Tea Bag simultaneous parallel solid-phase synthesis technology from The Scripps Research Institute ("Scripps"). This license was acquired from the technology's inventor, Dr. Richard Houghten. Trega, under certain circumstances, may be required to pay royalties, which were amended in October 1999, to Scripps for use of the Tea Bag technology. This method patent expires in 2003.

    Northwest Neurologic, Inc.

    In May 1997, Trega entered into a Research & License Agreement with Northwest Neurologic, Inc. ("NNL"), which was subsequently amended (the "NNL License Agreement"). Under the NNL License Agreement, Trega acquired a nonexclusive license to certain technology related to the melanocortin receptors for use in a defined field. In exchange, Trega agreed to pay cash to NNL and to provide NNL with the use of up to 10 combinatorial libraries and certain other services to be provided by the Company. Each party will owe milestone payments and royalties to the other based upon the development and commercialization of products employing the technology received under the NNL License Agreement. In March 1998, NNL was acquired by Neurocrine Biosciences, Inc.

    SALE OF ASSETS

    Harvard Apparatus, Inc.

    In December 1999, the diffusion chamber systems product line of Trega's wholly owned subsidiary, NaviCyte, was sold to Harvard Apparatus, Inc., ("Harvard Apparatus") a Holliston, MA based company. The diffusion chamber product line is a patented line of devices which provides for in vitro simulation of the environments on either side of a biological membrane or cultured cell monolayers to permit screening of drug compounds outside of the body. Previously, NaviCyte sold the devices directly to researchers as well as through Corning/Costar. Trega divested this product line in order to focus on its iDiscovery-TM-technologies business and because the revenues generated by the product line were immaterial.

    Under the terms of the transaction, Harvard Apparatus paid Trega an up front fee and will pay royalties for an agreed upon term on future sales of diffusion chamber products. To date, Trega has not received any royalties.

    ChromaXome Corp.

    In March 1999, substantially all of the assets of ChromaXome Corp., ("ChromaXome"), a wholly owned subsidiary of Trega, were sold to TerraGen Discovery Inc. ("Discovery"), the wholly owned subsidiary of TerraGen Diversity Inc. ("Diversity"). As consideration for the sale, Trega received $2.0 million in cash, interest-bearing promissory notes of Discovery with an aggregate principal amount of $3.0 million and 600,000 shares of Diversity preferred stock. Of the $3.0 million in principal amount of notes, $2.0 million has been timely paid and the remaining $1.0 million is payable no later than April 15, 2000, with the entire amount secured by Discovery's pledge of the assets acquired from ChromaXome.

    Until the closing of such sale, Trega had been conducting an early-stage combinatorial biology program through ChromaXome (which the Company acquired in August 1996). In combinatorial biology, scientists attempt to create libraries of potentially new compounds through the molecular manipulation, cloning and transfer of genetic material from a naturally occurring microorganism into a suitable industrial microbial host. As a result of Trega's current focus on developing technologies that add to its drug discovery techniques (such as the iDiscovery-TM- technologies), the Company determined that further development of a parallel technology to create molecular diversity (i.e., combinatorial biology as compared to Trega's core competency in combinatorial chemistry) created unneeded redundancy and diverted funds and other resources away from complementary development programs. As a result of the sale, eight persons formerly employed by ChromaXome became employees of Discovery (comprising the entire staff of ChromaXome at the time of the sale).

MARKETING AND SALES

     Trega has established a direct sales, marketing, and business development organization to support the distribution of Trega products and services, including its IDEA-TM- absorption simulation modules, Chem.Folio-Registered Trademark- compound libraries, custom compound library synthesis and Caco-2 cell lines. Field-based sales representatives are supported by Ph.D. scientists from the corporate office. The Company also offers its Chem.Folio-Registered Trademark- compounds through the CNC website and two screening service companies, EVOTEC and DTL. (See "Trega's Drug Discovery Technologies--Combinatorial Chemistry--
Chem.Folio-Registered Trademark- Combinatorial Libraries" above.)

PATENTS

    The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company currently pursues patent protection for its IDEA-TM- predictive modeling technologies, its combinatorial chemistry technologies and libraries, including its qChem.Folio-Registered Trademark- libraries, and its efforts in the melanocortin area. Currently, the Company has approximately 36 issued United States patents and 62 pending United States patent applications, plus their foreign equivalents. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principals are largely unresolved.

RESEARCH AND DEVELOPMENT EXPENSES

    Trega incurred research and development expenses totaling approximately $17.9 million, $17.9 million and $14.8 million in 1999, 1998 and 1997, respectively. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.)

EMPLOYEES

    At March 3, 2000, the Company had 117 full-time employees, including 78 in research and development. Of the Company's total employees, approximately 50 hold advanced degrees. Trega places an emphasis on obtaining the highest available quality of staff. Trega has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including chemistry, biology, pharmaceutical and software development. None of the Company's employees is covered by collective bargaining arrangements, and management considers relations with its employees to be good.

                                  RISK FACTORS

THE COMPANY WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; IRREGULAR REVENUE FLOW

    The Company has experienced significant operating losses since inception. For the years ended December 31, 1999, 1998 and 1997, the Company had net losses of approximately $8.7 million, $12.8 million and $9.4 million, respectively. As of December 31, 1999, the Company had an accumulated deficit of approximately $77.1 million.

    The Company expects that its ability to achieve profitability will be partly dependent upon the ability of the Company to market and sell its iDiscovery-TM- technologies, which includes its IDEA-TM- predictive models and Chem.Folio-Registered Trademark- compound libraries. There can be no assurance that Trega will be successful in marketing its products in a manner, including through collaborative ventures, that will result in additional revenues. Although Trega has changed it strategic focus to concentrate on the development and marketing of its iDiscovery-TM-technologies, the Company still depends in part on revenues from collaborative arrangements in its internal drug discovery programs. There can be no assurance that the Company will be successful in entering into additional collaboration arrangements that will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements in such internal drug discovery programs. If the Company is unable to receive significant additional revenues from its iDiscovery-TM- or internal drug discovery programs, the Company expects to incur additional operating losses in the future and expects cumulative losses to increase as the Company's research and development efforts are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to the Company's financial position for several years, if at all. The Company has been unprofitable since its inception and, while the Company has set as an objective reaching positive cash flow by the end of 2000, the Company is unable to predict when, if ever, it will become profitable or give assurances that the Company's positive cash flow objective will be met.

    As a result of factors affecting the Company's business (including the importance to the Company of collaborative arrangements and the Company's inability to control the actions, timing, funding or success of its current and potential collaborative partners), the revenues of the Company may vary substantially from period to period. In addition, the Company has limited experience marketing its first IDEA-TM- module, the absorption module, which was launched in December 1999. The Company believes that the absorption module is the first of its kind. As such, the Company anticipates that potential customers will wish to perform extensive validation studies. The sales cycle of such product is therefore unknown. Thus, the Company's results for any one period may not be indicative of the results which can be expected for any other period.

NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

    Drug discovery methods based upon the IDEA-TM- predictive models and combinatorial chemistry technologies, such as Chem.Folio, are new compared to traditional methods of drug discovery. There can be no assurance that such methods will lead to the discovery or development of commercial pharmaceutical products or that the Company will be able to employ these or other methods of drug discovery successfully. Moreover, the Company's technology development programs, including certain of the IDEA-TM- modules, such as metabolism, are at early stages of development, and there can be no assurance that such technology programs will be developed, employed or commercialized successfully, work efficiently or otherwise enhance the Company's ability to engage in the acceleration of the drug discovery process. The efficacy of the IDEA-TM- predictive models, the types of combinatorial libraries the Company is capable of offering, the nature of the compounds the Company is able to synthesize and the relative value of any other drug development technologies which the Company may be able to provide will, in large part, determine the demand for the Company's drug discovery capabilities. An inability to offer competitive or commercially viable predictive technologies or compound libraries or other drug discover technologies, or an inability to synthesize compounds that have actual or potential utility, would have a material adverse effect on the Company. Failures in the field of drug discovery, including predictive models and combinatorial chemistry, could have a material adverse effect on the Company.

EARLY STAGE OF PRODUCT DEVELOPMENT

    Certain of the Company's technology development programs, including the Company's IDEA-TM- predictive technologies, may not result in additional products or services that can be utilized within the foreseeable future, if ever. Although the IDEA-TM- predictive technologies have been validated by the IDEA-TM- consortium, they have not been commercially validated by potential customers. There can be no assurances that these programs will be successfully completed or result in products or services that are efficacious, perceived as valuable by pharmaceutical partners or customers, useful in the Company's internal development programs or otherwise an enhancement to the Company's ability to accelerate the drug discovery process.

    The Company's internal drug discovery programs, including the Company's program with respect to potential drug candidates for the treatment of diseases believed to be mediated by the melanocortin receptor pathway, are at early stages. The Company only intends to proceed with such internal drug discovery programs if, and to the extent, they are funded by collaborators. The development of any lead compounds resulting from the Company's research and development programs, such as HP-228, will be under the control of the Company's partners. In addition, such compounds are not expected to be commercially available for a number of years, if ever, even if any such compounds are successfully developed and are proven to be safe and effective. There can be no assurances that any of the Company's product development efforts will be successfully completed, that development arrangements with pharmaceutical partners will be established on acceptable terms, if at all, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost, or that any products, if introduced, will achieve market acceptance or profitability.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The continued development of the Company's technologies and compounds will require the commitment of substantial additional funds to continue its development of the IDEA-TM- predictive models and to maintain the competitiveness of its combinatorial chemistry technologies. The Company's future capital requirements will depend on many factors, including, among others, (i) continued scientific progress in its research and development programs, (ii) the costs involved in developing and refining the IDEA-TM-predictive models, (iii) the costs involved in further developing and sustaining internal combinatorial chemistry, including the Chem.Folio -Registered Trademark- compound libraries, (iv) the costs involved in developing additional drug discovery technologies, (v) the ability of the Company to establish and maintain collaborative arrangements with respect to the Company's internal drug discovery programs, (vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,
(vii) competing technological and market developments and (viii) changes in the Company's existing collaborations. Assuming a level of Chem.Folio -Registered Trademark- compound library revenues in fiscal 2000 that is comparable to Chem.Folio -Registered Trademark- compound library revenues in fiscal 1999 (a portion of which is covered by existing product sales agreements), the Company anticipates that its existing capital resources and funding under an existing research and development collaboration, and notes due to the Company in connection with the sale of assets of its wholly-owned subsidiary, ChromaXome Corp., together with its currently available property and equipment financing and line of credit, will be sufficient to fund its current and planned operations through the next 12 months. The failure to materialize of any one or more of its anticipated sources of revenue could have a material adverse impact on the Company.

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

DEPENDENCE ON COLLABORATORS

    The Company's strategy for the utilization and development of Trega's drug discovery technologies, such as the iDiscovery-TM- technologies, and for the development, clinical testing, manufacturing and commercialization of any lead compounds depends, at least in part, upon the formation of collaborations and arrangements with corporate collaborators, licensors, licensees and others. The Company intends to proceed with its internal drug discovery programs only if collaborators are available to fully fund such programs. There may only be a limited number of pharmaceutical and biotechnology companies that would potentially collaborate with the Company. Historically, pharmaceutical and biotechnology companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. Pharmaceutical and biotechnology companies must be convinced that the Company's drug discovery technologies and expertise justify outsourcing these programs to the Company. The amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. Because the Company's arrangements with its collaborators may entail the provision of identical or similar libraries, or compound technologies or information to multiple parties, there can be no assurance that conflicts will not arise between collaborators as to proprietary rights to particular libraries, or particular compounds in the Company's libraries. Moreover, the Company's collaborations and licenses may be terminated under certain circumstances by the other parties thereto, which terminations could result in the Company relinquishing rights to products, if any, developed jointly with its collaborators. Any such conflicts or terminations could have a material and adverse effect on the Company.

    There can be no assurance that (i) the Company's present or any future collaborators will not pursue their existing or alternative technologies in preference to those of the Company, (ii) any product will be developed and marketed as a result of such collaborations or (iii) the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such current or future collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, (i) it will require substantially greater capital to undertake the research, development and marketing of products, such as IDEA-TM- and Chem.Folio, at the Company's own expense and
(ii) in the case of Trega's internal drug discovery programs, the Company will not pursue the continuation of such programs. In addition, the Company may encounter significant delays in developing compounds or find that the development, manufacture or sale of its proposed products is materially and adversely affected by the absence of such collaborative agreements.

COMPETITION

    The Company is engaged in a highly competitive and rapidly changing industry. Trega's IDEA-TM- predictive models compete not only with the products of other predictive modeling companies, but also companies employing more mature and established technologies, including cell-based and animal testing technologies. The Company's combinatorial chemistry business competes with other combinatorial chemistry companies and companies that may utilize other technologies for the same objectives. Competition from fully integrated pharmaceutical companies, biotechnology companies and other drug discovery companies is intense and is expected to increase. Many pharmaceutical and biotechnology companies, which represent the largest potential market for the Company's predictive models, combinatorial chemistry and other drug discovery technologies, have developed or are developing internal predictive modeling and/or combinatorial chemistry programs or have entered into collaborations with companies conducting such programs. Many of these pharmaceutical and biotechnology companies, as compared with the Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing which may be competitive with the Company's efforts. These companies and institutions compete with the Company in recruiting and retaining highly qualified management, scientific and software development personnel. There is also competition for access to novel pharmacophores and desirable assays to use for screening of libraries, and any inability of the Company to develop novel pharmacophores or maintain access to a sufficiently broad range of assays for screening potential drugs would have a material adverse effect on the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than the Company, thus rendering the Company's technologies and/or products obsolete, non-competitive or uneconomical.

    A number of companies have indicated that they have developed or are developing predictive models. Trega is aware of one company that has launched a product that might be competitive with the IDEA-TM- predictive models. The Company believes that the principal competitive factors affecting its market in the predictive modeling industry include performance, price, ease of use, product reputation, patent position, quality, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although Trega believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain such a position against current or potential competitors in the predictive modeling industry.

    In combinatorial chemistry and other drug discovery technologies, the Company faces competition based on a number of factors, including price, size, diversity of libraries, ease of use of libraries, purity, target specificity, speed and costs of identifying and optimizing potential lead compounds, access to novel pharmacophores and desirable assays, patent position and the ability to provide drug discovery technologies desired by or useful to potential partners. In view of the competitive nature of the Company's industry, the Company expects to face continued and substantial downward pressure on the prices which the Company is able to charge for its products and services.

    In addition, products and therapies that will compete directly with any compounds that the Company seeks to develop (such as HP-228), or that the Company's collaborative partners may seek to develop, currently exist or are being developed. In product development and marketing, the Company and its collaborative partners will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company's success will depend in large part on its ability to obtain patents for its methodologies and the compounds and other products, if any, resulting from the application of such methodologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as predictive modeling and combinatorial chemistry (including the Company), are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that the Company will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the Company's technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by the Company with respect to the Company's IDEA-TM- predictive technologies, combinatorial chemistry libraries and certain uses for HP-228. There can be no assurance that the patents of, or with respect to which rights have been licensed to, the Company will not be challenged, invalidated or circumvented, or that the rights granted or licensed to the Company will provide proprietary protection or competitive advantages to the Company. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to the Company, and the Company's U.S. patent for the composition of matter of HP-228 and certain uses of HP-228. The U.S. patent on the Tea Bag technology, that the Company believes is important to the Company's business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than the Company) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or the use of certain methodologies relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents or conduct its business.

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

    Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction or that an alleged infringer would be found to be infringing. Further, with respect to certain technology in-licensed by the Company, the Company does not have the right to control any litigation with respect to such technology. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, merely the uncertainties resulting from institution and continuation of any technology-related litigation could have a material adverse effect on the Company's ability to compete in the marketplace or raise capital pending resolution of the disputed matters. If competitors of the Company prepare and file patent applications in the U.S. that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the PTO to determine the priority of the invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or discontinue using the technology.

    The Company also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. The Company attempts to protect its proprietary technology and processes in part through confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance, however, that these agreements will not be breached or terminated, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company, as well as its consultants and research collaborators in their work for the Company, uses intellectual property owned by others. Disputes may arise as to the rights in technology resulting from collaborations and in the related know-how and inventions. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors.

CACO-2 CELL LICENSES

    The Company presently receives a limited amount of revenues from the sale by NaviCyte of non-exclusive Caco-2 cell licenses and limited delivery services (i.e., contract testing). Although the Company believes that the Caco-2 cell line is currently the most widely used cell line for in-vitro estimation of the oral absorption of compounds, there can be no assurances that third parties will continue to use such cells or seek to license related rights or acquire Caco-2 cells or any derivatives from NaviCyte. Furthermore, the Company is aware that certain third parties are claiming the right to use Caco-2 cells without a license from NaviCyte. Such circumstances may require the Company to enforce its rights through litigation.

MANAGEMENT AND EMPLOYEES

    The Company has certain drug discovery technologies and collaborative arrangements, and the Company desires to further develop and expand its drug discovery capabilities and to enter into additional collaborative relationships. The Company's success will depend upon the effective management of these drug discovery technologies and capabilities and current and prospective collaborative relationships, including maintaining confidentiality of the research being provided for collaborators as well as the maintenance and further development of the Company's technologies and progress in the Company's research and development programs. Trega is highly dependent on the principal members of its management and scientific staff, the loss of whose services might adversely impact the achievement of the Company's goals. To further develop its technologies (including the IDEA(TM) predictive models, combinatorial chemistry, and automated compound synthesis), and to pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with software development expertise. These requirements, as well as the management of current and prospective collaborative arrangements, are expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. There is currently a shortage of skilled candidates, which is likely to continue. As a result, competition for skilled personnel by pharmaceutical, biotechnology and software companies, universities, and other research institutions is intense, and the turnover rate can be high. Failure to recruit and retain personnel could impair the Company's ability to develop products and services and to pursue additional collaborations.

GOVERNMENT REGULATION

    The manufacturing and marketing of certain products developed by the Company or its collaborators will be subject to regulation for safety and efficacy by governmental authorities in the U.S. and other countries. In the U.S., pharmaceuticals are subject to rigorous regulation by the Food and Drug Administration ("FDA"). The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

    With respect to any potential products that enter clinical trials (such as HP-228), there can be no assurance that the Company or its collaborators will be permitted to continue or undertake new human clinical testing of such potential products, or, if permitted, that such potential products will be demonstrated to be safe and efficacious. The lead compounds of the Company or its collaborators may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the potential products of the Company or its collaborators will ultimately obtain FDA or foreign marketing approval for any indication, that an approved compound will be capable of being produced in commercial quantities at reasonable cost or that any such compound will be successfully marketed. Furthermore, even if approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company.

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

MANUFACTURING

    The Company has no manufacturing facilities for its pharmaceutical products and will need to rely on contract manufacturers to produce these items (including any compounds for clinical trials and commercialization). The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Moreover, contract manufacturers that the Company may use must adhere to GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND HEALTH CARE REFORM

    The Company expects that significantly all of its revenues in the foreseeable future will be derived from products and services provided to the pharmaceutical and biotechnology industries. Accordingly, the Company's success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for the Company's services and compounds. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. It is uncertain what legislative proposals may be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. To the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of pharmaceutical or biotechnology companies that are actual or prospective customers for the Company's products and services, the Company's market value, access to financing, business, financial condition and results of operations could be materially and adversely affected.

ITEM 2.  PROPERTIES

    The Company currently leases a facility of 71,510 square feet
(approximately 55,000 square feet of laboratory and office space) located at 9880 Campus Point Drive, San Diego, California. The lease term extends until May 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

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


          1998                                       HIGH       LOW
          ----                                     --------   -------
          First Quarter........................... $ 5 1/4    $ 2 13/16
          Second Quarter..........................   6          2 7/8
          Third Quarter...........................   4 1/2      1 3/16
          Fourth Quarter..........................   3 1/4      1 3/8

          1999                                       HIGH       LOW
          ----                                     --------   -------
          First Quarter........................... $ 4        $ 1 7/16
          Second Quarter..........................   2 1/2      1 1/2
          Third Quarter...........................   1 5/8      31/32
          Fourth Quarter..........................   3 5/8      1

          2000                                       HIGH       LOW
          ----                                     --------    -------
          First Quarter (through March 1, 2000)... $ 14 5/8    $ 1 7/8


    There were approximately 149 holders of record of the Company's Common Stock as of March 1, 2000. The Company has not paid any cash dividends to date on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Exempt Sales of Securities

    On August 20, 1999, Trega issued 1,000,000 shares of the Company's Common Stock to CNC in exchange for 1,176,666 shares of Series B Preferred Stock of CNC. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC. In addition, as part of the foregoing transaction, the parties each acquired a warrant to acquire additional securities of the other. The sale occurred pursuant to arrangements entered into in connection with a Supplier Agreement between the Company and CNC. The issuance of such Common Stock and warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder ("Rule 506") as a transaction not involving any public offering. An appropriate filing on Form D was made. CNC represented it will hold the shares of the Company's Common Stock (including shares underlying the warrant) solely for investment purposes, and not with a view to the distribution thereof. CNC had adequate access to information about the Company and an appropriate legend was affixed to the certificate representing the securities.

ITEM 6.  SELECTED FINANCIAL DATA

    The data presented below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (and the notes thereto) contained elsewhere herein.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                      1999           1998       1997(1)         1996       1995(1)
                                                                    --------       --------    --------       --------    --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                                    (in thousands, except net loss per share)
Revenues:
  Compound revenues.............................................     $  7,504    $  2,257       $     --    $     --       $     --
  Related party contract research...............................        3,300       3,970             --          --             --
  Contract research and license fees............................        2,260       4,542          7,334       5,750            293
  Net sales.....................................................          313          21            430       2,507          1,077
                                                                     --------    --------       --------    --------       --------
          Total revenues........................................       13,377      10,790          7,764       8,257          1,370
Costs and expenses:
  Cost of sales.................................................          332           7            341       2,025         1,313
  Research and development......................................       17,903      17,934         14,819      11,781         7,289
  Acquired in-process research and development..................           --       1,000             --       2,585            --
  Selling, general and administrative...........................        7,344       5,181          4,346       4,191         2,722
                                                                      -------    --------       --------    --------       --------
          Total costs and expenses..............................       25,579      24,122         19,506      20,582        11,324
                                                                      -------    --------       --------    --------       --------
Loss from operations before equity in losses of affiliate.......      (12,202)    (13,332)       (11,742)    (12,325)       (9,954)
Equity in losses of affiliate                                             (66)         --             --          --            --
                                                                     --------    --------       --------    --------       --------
Loss from operations                                                  (12,268)    (13,332)       (11,742)    (12,325)       (9,954)
Other income (expense):
    Net interest income and other...............................           82         531          1,115         637            50
    Gain on sale of subsidiary..................................        3,513          --          1,255          --            --
    Corporate joint venture.....................................           --          --             --          --           414
                                                                      --------    --------       --------    --------      --------
Net loss........................................................     $ (8,673)   $(12,801)      $ (9,372)   $(11,688)     $ (9,490)
                                                                      ========    ========       ========    ========      ========
Basic and diluted net loss per share(2).........................     $   (.47)   $   (.89)      $   (.69)      (1.17)     $ (33.53)
                                                                      ========    ========       ========    ========      ========
Shares used in computing basic and diluted
  net loss per share(2).........................................       18,389      14,380         13,603       9,956           283
                                                                      ========    ========       ========    ========      ========

                                                                                          DECEMBER 31,
                                                             ---------------------------------------------------------------------
                                                                1999           1998         1997            1996           1995
                                                             ---------      ----------   ----------        -------       --------
CONSOLIDATED BALANCE SHEETS DATA:                                                      (in thousands)
Cash, cash equivalents and short-term investments......      $   6,434     $  16,262    $   19,427         $  27,443    $   1,161
Working capital........................................            820         8,057        12,791            22,482       (2,345)
Total assets...........................................         22,661        29,535        25,119            30,513        2,746
Notes payable and obligations under capital
  leases, less current portion.........................          2,484         2,689         1,589               633          470
Series One Redeemable Preferred Stock..................             --            --            --                --        2,772
Accumulated deficit....................................        (77,103)      (68,430)      (55,629)          (46,257)     (34,522)
Total stockholders' equity (deficit)...................         11,510        17,640        16,218            24,156       (4,375)

---------
(1) A portion of the 1995 results do not include revenues from the Company's former subsidiary, Multiple Peptide Systems (" MPS"), as substantially all of MPS's assets were transferred to a separate entity, Chiron Mimotopes Peptide Systems, LLC, as of January 1, 1994; however, the separate entity was dissolved and certain assets were transferred to MPS beginning April 1, 1995. The 1997 results reflect MPS operations through February 1997 after which time MPS was sold. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

OVERVIEW

    Trega Biosciences, Inc. (the "Company" or "Trega") is focused on accelerating drug discovery from disease targets to clinical candidates through its iDiscovery-TM- technologies. Such technologies include (i) the IDEA-TM- ("In Vitro Determination for the Estimation of ADME (absorption, distribution, metabolism and excretion)") computerized predictive models for, among other things, the prediction and selection of compounds with essential drug-like characteristics for further development and (ii) Chem.Folio-Registered Trademark- combinatorial libraries for screening and optimization of potential drug candidates.

    Since its inception, Trega has utilized combinatorial chemistry as a foundation for its drug discovery activities; first, for the production of peptides, then mixtures of small molecules, and finally, for singles-based compound arrays. This technology has enabled Trega to develop and offer a wide range of small-molecule libraries, including its Chem.Folio-Registered Trademark- compound libraries, which are constructed in singles-based compound arrays. In 1993, Trega used its combinatorial chemistry technologies to discover a family of proprietary compounds that appear to influence the production and activity of certain cytokines through interaction with melanocortin receptors. These compounds include HP-228, which has competed a Phase II clinical trial in the treatment of post-operative pain in hip and knee replacements. As part of its activities, the Company formed collaborative partnerships in the area of drug discovery and development. Coinciding with this focus, Trega entered into collaborations with certain pharmaceutical companies to develop compounds active against certain melanocortin receptors.

    The continuing development of Trega's combinatorial chemistry libraries led to the development of information relevant to the drug discovery process, which information was regularly supplied to library purchasers. The development of this information and a growing belief in the importance of information in the drug discovery process caused the Company to investigate opportunities to acquire technologies directed at creating information germane to the drug discovery process. In 1998, Trega acquired its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), whose business included the development of products and services to facilitate the rapid screening of compounds for pharmacokinetic characteristics through the use of computer models. With the technology acquired from NaviCyte, Trega developed and released the first of the IDEA(TM) predictive models, the absorption module. The Company has combined its Chem.Folio libraries and IDEA predictive models in a collection of technologies called iDiscovery-TM-.

    On February 11, 2000, the Company announced that it did not intend to continue to support internal drug discovery programs, including its melanocortin receptor programs, that are not funded by a collaborator. Trega believes this strategic shift will permit it to better focus its efforts and resources on the continuing development and commercialization of its iDiscovery-TM- technologies. Trega is currently carrying out a collaborative program in the area of diabetes, obesity and syndrome X, which is funded by Novartis Pharma AG ("Novartis").

    The timing and amounts of revenues from Trega's iDiscovery-TM-technologies, if any, may be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research and development during the next several years for the development of its predictive models and through the middle of next year to fulfill its obligations to a corporate partner. The Company has been unprofitable since its inception and, while the Company has set as an objective reaching positive cash flow by the end of 2000, the Company is unable to predict when, if ever, it will become profitable or give assurances that the Company's positive cash flow objective will be met. As of December 31, 1999, the Company's accumulated deficit was approximately $77.1 million.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1999 COMPARED TO 1998

    In 1999, the Company recorded revenues of approximately $13.4 million as compared to approximately $10.8 million in 1998, representing an increase of approximately $2.6 million, or 24%. This increase was due primarily to a $5.2 million increase in revenues from the sale of the Company's Chem.Folio-Registered Trademark- combinatorial libraries. Much of this increase is due to the fact that in June of 1999 Trega began to establish a direct sales, marketing, and business development organization to support the distribution of Trega's products and services, including its Chem.Folio-Registered Trademark- compound libraries. Additionally in the fourth quarter of 1999, the Company began offering its Chem.Folio-Registered Trademark- compounds through the ChemNavigator.com-TM-, Inc. ("CNC") website, and is now also offering its Chem.Folio-Registered Trademark- compounds through two screening service companies, EVOTEC BioSystems AG ("EVOTEC") and Discovery Technologies, Ltd.. The sale of Chem.Folio-TM- compounds through these new distribution channels did not contribute to 1999 revenues. (See "Trega's Drug Discovery Technologies--Combinatorial Chemistry--Chem.Folio-Registered Trademark- Combinatorial Libraries" above.)

    Partially offsetting this increase in Chem.Folio-Registered Trademark-revenues was a decrease in revenues from research conducted under collaborative research agreements (with both related and unrelated parties) of approximately $3.0 million due to the completion of certain agreements. In February 2000, the Company announced that it did not intend to continue to support internal drug discovery programs that are not funded by a collaborator. Trega's current intention is to carry forward only those drug discovery programs that are fully funded at the end of the first quarter of 2000, which includes its joint development program with Novartis. Trega is currently carrying out a collaborative program with Novartis in the area of diabetes, obesity and syndrome X, which is funded at a rate of $825,000 per quarter, and as such, it is Trega's intention that this program will be staffed only to that level.

    The characterization of Trega's revenues began to shift between 1998 and 1999. In 1999, Chem.Folio-Registered Trademark- revenues accounted for approximately 56% of total revenues as compared to only 21% in 1998. In 1999, revenues from research conducted under collaborative research agreements (both related and unrelated parties) accounted for only 42% of Trega's revenues versus 79% in the prior year. The Company expects this trend to continue in 2000. Trega's only currently funded drug discovery program, the Company's collaboration with Novartis, is expected to generate revenues of approximately $3.3 million in 2000. The timing and amounts of revenues from Trega's iDiscovery technologies may be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future revenue levels or operating results. In addition, Trega believes that its quarterly revenues may reflect some seasonality and, when combined with anticipated fluctuations in results, does not expect unbroken quarter to quarter increases in revenue for fiscal year 2000.

    As of December 31, 1999, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $1.8 million. This represents the excess of payments received from research collaborators over the revenue from libraries and cells shipped or work performed, and will be recognized when the correlative shipments are made or services are performed or the period for performance expires.

    Cost of sales for the year ended December 31, 1999 were approximately $332,000 compared with approximately $7,000 for the same period in 1998. Cost of sales were primarily related to Trega's device sales. The device business was sold in November 1999.

    While the Company's total research and development expenses remained substantially unchanged for years ended December 31, 1999 and 1998, there was a shift in the composition of these expenses from research carried out to support internal drug discovery programs to research and development carried on the Company's predictive models. The Company expects this trend to continue in 2000. Additionally, in connection with the acquisition of NaviCyte, Inc. ("NaviCyte"), the Company recorded an expense related to in-process research and development of $1.0 million in 1998. See Note 4 to the Company's Consolidated Financial Statements.

    Selling, general and administrative expenses totaled approximately $7.3 million in 1999 as compared to $5.2 million in 1998. The increase of $2.1 million, or 42%, was due primarily to the fact that in June of 1999 Trega began to establish a direct sales, marketing, and business development organization to support the distribution of Trega's products and services. Additionally, amortization of goodwill associated with the Company's acquisition of Navicyte (in November 1998) and its investment in CNC, accounted for approximately $800,000 of this increased expense.

    Net interest income and other income for 1999 totaled $82,000 as compared to $531,000 in 1998. This decrease was the result of reduced interest income due to lower average cash and short-term investment balances and higher interest expense associated with equipment financing obligations and the Company's line of credit entered into in 1999.

    In 1999, the Company recorded a gain of approximately $3.5 million in connection with the sale of the assets of ChromaXome Corp. ("ChromaXome") on March 15, 1999. See Note 3 to the Company's Consolidated Financial Statements.

    No tax benefit has been recognized for 1999 or 1998, as the utilization of these operating losses is uncertain. As of December 31, 1999, the Company had federal and state operating loss carryforwards of approximately $62.5 million and $9.2 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain. See Note 10 to the Company's Consolidated Financial Statements.

1998 COMPARED TO 1997

    The Company recorded revenues of approximately $10.8 million in 1998 as compared to approximately $7.8 million in 1997. Revenues in 1998 increased approximately $3 million, or 39%, over 1997. Of this $3 million increase, approximately $2.3 million was due to the sale of the Company's Chem.Folio-Registered Trademark- combinatorial libraries which were first marketed in 1998. The remaining increase was due primarily to increased revenues under collaborative research agreements offset in part by approximately a $409,000 decrease in products sales, the result of the sale of custom peptides and combinatorial peptide libraries by the Company's former subsidiary, Multiple Peptide Systems, Inc. ("MPS"). MPS was sold on February 28, 1997.

    Cost of sales in 1998 were related to one month's device sales from the Company's subsidiary, Navicyte, acquired in November 1998. In 1997, cost of sales resulted primarily from sale of custom peptides and combinatorial peptide libraries made by MPS.

    The Company's research and development costs totaled $17.9 million for 1998 as compared to $14.8 million for 1997. The increase of 21% is due to additional research and development costs associated with the Company's partnered drug discovery and melanocortin programs in addition to expenses incurred as a result of building the Company's
Chem.Folio-Registered Trademark- combinatorial library business. Additionally, in connection with the acquisition of Navicyte, the Company recorded an expense related to in-process research and development of $1.0 million in 1998. See
Note 4 to the Company's Consolidated Financial Statements.

    Selling and administrative expenses totaled $5.2 million in 1998 as compared to $4.3 million in 1997. This increase of 19% was due primarily to higher headcount as well as costs associated with the Company's newly leased facility.

    Net interest income and other for 1998 totaled $531,000 as compared to $1,115,000 in 1997. This decrease was the result of lower interest income due to lower average cash and short-term investment balances and higher interest expense associated with equipment financing obligations. This decrease was partially offset by a 1997 loss on investments related to the sale of stock received by the Company's former subsidiary, MPS, in 1996. Additionally, in 1997, the Company recorded a gain of approximately $1.3 million in connection with the sale of MPS on February 28, 1997.

    No tax benefit has been recognized for 1998 or 1997, as the utilization of these operating losses is uncertain. As of December 31, 1998, the Company had federal and state operating loss carryforwards of approximately $53.4 million and $7.2 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain. See Note 10 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception through December 31, 1999, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through MPS), sales of its businesses believed to be no longer strategic to the Company and interest income. At December 31, 1999, the Company had cash, cash equivalents and marketable securities aggregating $6.4 million compared to $16.3 million on December 31, 1998. The Company's working capital at December 31, 1999 was approximately $800,000 compared to $8.1 million at December 31, 1998. The Company has invested a portion of its excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. See Item 7a, Qualitative and Quantitative Disclosure About Market Risk.

    It is the Company's intention to build and fund its business on a revenue driven approach in the future. As a result, the Company intends to fund a significant portion of its business with revenues derived from Trega's iDiscovery-TM- technologies that include Chem.Folio-Registered Trademark-libraries and services and IDEA-TM- predictive models. The Chem.Folio-Registered Trademark- libraries and services include: (i) Chem.Folio-Registered Trademark- screening libraries which offer off-the-shelf compound libraries for immediate screening for hit finding,
(ii) custom synthesis around customer templates and chemical motifs, and
(iii) rapid analoging using Chem.Folio-Registered Trademark-'s virtual library and proprietary Tea Bag synthesis technology. Additionally, IDEA-TM- predictive models are a set of physiologically based computer simulations that Trega is developing to predict the ADME characteristics of compounds. The timing and amounts of revenues from Trega's iDiscovery-TM-technologies, if any, may be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable.

    The decrease in cash and cash equivalents in 1999 amounted to approximately $4.4 million. Cash used to fund operating activities of $12.7 million was offset, in part, by the net sale and maturities of short term investments ($5.5 million), through the sale of assets of the Company's former subsidiary, ChromaXome Corp ($3.7 million) and $2.6 million in proceeds from the Company's equipment notes and notes payable (including a $1.5 million line of credit entered into in 1999). Additionally during the year, the Company invested $1.0 million in cash in CNC and $1.7 million in property and equipment as well as made $1.3 million in principal payments under debt obligations. The amounts invested in property and equipment were funded, in part, by equipment lease lines. See Notes 3, 6 and 7 to the Company's Consolidated Financial Statements.

    On August 20, 1999, the Company acquired 1,176,666 shares of Series B Convertible Preferred Stock of CNC in exchange for $1.0 million in cash and
1.0 million shares of the Company's common stock, valued at $1.5 million. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC as of the date of investment. In addition, as part of the foregoing transaction, the parties each acquired a warrant to acquire additional securities of the other. Under these warrants, the Company has the right to acquire an additional 294,167 shares of CNC Series B Convertible Preferred Stock at a price of $5.00 per share and CNC had a contingent right to acquire an additional 294,167 shares of the Company's common stock at a price of $5.00 per share. As of December 31, 1999, CNC met the criteria to cause the delivery of the warrant to acquire the additional 294,167 shares of the Company's common stock. CNC has launched an Internet website where scientists will be able to conduct structural searches among listed compounds and purchase compounds meeting self-selected search criteria. The Company has agreed to list for sale certain of its compounds on the CNC site.

    In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% (9.25% at December 31, 1999) and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of December 31, 1999, the Company is in compliance with all debt covenants. In August the entire line of $1.5 million was accessed and the Company has $1.5 million in debt outstanding under the line at December 31, 1999.

    In December 1998, the Company obtained an equipment financing line of $2.2 million, of which it had accessed the entire $2.2 million by December 31, 1999. The loan, which is secured by the equipment, bears interest between 11.2% and 12.8% and is to be repaid monthly over a four-year term.

    In connection with equipment financing lines, the Company entered into certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing. The Company's unrestricted cash, as defined in the agreements, has dropped below the applicable levels thereby obligating the Company to make security deposits of $490,223 with the lessor. No further security deposits will be necessary as the aforementioned deposit fulfills the Company's obligation. These security deposits have been included in other assets in the consolidated balance sheet.

    In June 1999, the Company signed a Mutual Release with Dura Pharmaceuticals ("Dura") which releases the parties from certain responsibilities set forth in a research agreement signed in February 1996 and terminates the agreement other than in certain limited regards. Under the agreement, the Company was committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of December 31, 1999, $5.1 million of this obligation had been paid by the Company. The Mutual Release provides that the outstanding balance due on this obligation shall be limited to payments of $200,000, which was made upon signing, and $138,414 due by March 31, 2000.

    The Company intends to use its financial resources primarily to fund research and development relating to the expansion of its combinatorial chemistry library inventories and its IDEA-TM- computerized predictive models. The amounts actually expended for each purpose may vary significantly.

    Assuming a level of Chem.Folio-Registered Trademark- compound library revenues in fiscal 2000 that is comparable to Chem.Folio-Registered Trademark- compound library revenues in fiscal 1999 (a portion of which is covered by existing product sales agreements), the Company anticipates that its existing capital resources and funding under an existing research and development collaboration, and notes due to the Company in connection with the sale of assets of its wholly-owned subsidiary, ChromaXome Corp., together with its currently available property and equipment financing and line of credit, will be sufficient to fund its current and planned operations through the next 12 months. There can be no assurances, however, that changes in the Company's revenues, research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

    The Company will need to raise additional capital to fund its operations. The Company expects that its primary potential revenue sources for the foreseeable future will be sales of combinatorial libraries or compounds, revenues generated by the Company's IDEA-TM- predictive models and additional collaborative agreements. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of an existing corporate collaborations, and through public or private financings, if available and consistent with the Company's business objectives. There can be no assurances, however, that such collaboration arrangements, licensing or public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or take other measures to cut costs, which could have a material adverse effect on the Company.

    In March 2000, the Board of Directors, subject to stockholder approval, reserved an additional 2.5 million shares for issuance under the Company's 1996 Stock Incentive Plan.

OTHER MATTERS

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Identification of Directors.

DIRECTORS OF THE REGISTRANT

    The directors of the Company as of March 7, 2000 are as follows:

(a) Identification of Directors.

     The Company has three classes of Directors (designated Class I, Class II and Class III) serving staggered three-year terms. Class I, II and III Directors have terms expiring at the time of the Annual Meetings of Stockholders to be held in 2001, 2002 and 2000, respectively, or until each such Director's successor shall have been elected and qualified.

     Set forth below is information regarding the Directors as to their principal occupations at present and for the past five years, certain directorships held by each and their ages as of March 7, 2000.

Name                                                                                                                       Age
----                                                                                                                      -----
CLASS I

MICHAEL G. GREY ..........................................................................................................  47

         Mr. Grey has served as a Director of the Company since  December  1998.  As of January 1999,  Mr. Grey also became the President and Chief  Executive  Officer of the Company.  Prior to joining the Company,  Mr. Grey was the President of BioChem  Therapeutic,  Inc., the  pharmaceutical  operating division of BioChem Pharma
         Inc.  from  November  1994 to August 1998.  In that role,  he was  responsible  for all company  operations including research,  development,  sales and marketing,  finance and human resources. During 1994, Mr. Grey was the  President  and Chief  Operating  Officer  for Ansan,  Inc.  From 1974 to 1993,  Mr. Grey served in various roles with Glaxo Inc. and Glaxo  Holdings,  p.l.c.,  culminating in his position as Vice President,
         Corporate  Development.  Mr.  Grey  serves  on the Board of  Directors  of  Cortex  Pharmaceuticals,  Inc.,
         Epimmune Inc. and  ChemNavigator.com-TM-,  Inc. Mr. Grey received a B.Sc. in Chemistry  from the University of Nottingham, England.

HARVEY S. SADOW, Ph.D. ...................................................................................................  77

         Dr. Sadow has served as a Director of the Company since October  1992.  From January 1988 through  December
         1990,  Dr.  Sadow  served as Chairman  of the Board of  Boehringer  Ingelheim  Corporation  and  Boehringer
         Ingelheim  Pharmaceuticals,  Inc.  Dr.  Sadow  served as the  President  and  Chief  Executive  Officer  of
         Boehringer  Ingelheim  Corporation and Boehringer  Pharmaceuticals,  Inc. from 1971 until his retirement in
         January  1988.  Dr.  Sadow serves as the Chairman of the Board of  Cholestech  Corp.,  and is a Director of
         Anika Therapeutics,  Inc. Dr. Sadow received a B.S. from the Virginia Military Institute,  an M.S. from the
         University of Kansas and a Ph.D. from the University of Connecticut.

ROBERT S. WHITEHEAD ......................................................................................................  49

         Mr.  Whitehead has served as Chairman of the Board of Diretors of the Company since  February 1998 and as a
         Director  since August 1993.  From August 1993 to December  1998,  Mr.  Whitehead  served as President  and
         Chief  Executive  Officer of the Company and from February 1998 to December 1998 as Acting Chief  Financial
         Officer.  Since July 1, 1998,  Mr.  Whitehead has been  President of Dura  Pharmaceuticals,  Inc.  Prior to joining  the Company in 1993,  Mr.  Whitehead  was Senior Vice  President,  Commercial  Operations,  Solvay
         Pharmaceuticals  from February 1992 to April 1993. Mr.  Whitehead  graduated from Temple  University with a degree in pre-medicine.




CLASS II

LAWRENCE D. MUSCHEK, Ph.D. ...............................................................................................  56

         Dr.  Muschek  served as  President,  Research and  Development  of the  Company,  until his  retirement  in
         December  1999,  and as a Director of the Company  since October  1997.  Prior to joining the Company,  Dr.
         Muschek  worked for Solvay as Senior Vice  President,  Research and  Development  worldwide from April 1994 to September  1997 and Senior Vice  President,  Research &  Development,  United  States from March 1990 to
         April  1994.  Before  joining  Solvay,  Dr.  Muschek  worked as the Vice  President,  Research  for  Ayerst
         Laboratories  Research,  Inc.  and  spent 18 years at  McNeil  Pharmaceuticals,  Inc.,  a Johnson & Johnson
         affiliate  company,  where he held positions of increasing  responsibility in  pharmaceutical  research and development.  Dr.  Muschek  received a B.S. in  Chemistry  from the  Philadelphia  College of Pharmacy  and
         Science and a Ph.D. in Biochemistry from Michigan State University.

MYRA N. WILLIAMS, Ph.D. ..................................................................................................  58

         Dr.  Williams has been a director of the Company since  December  1999.  From April 1997 to April 1999, Dr.
         Williams was the  President  and Chief  Executive  Officer of Molecular  Applications  Group.  Prior to the
         merger  between Glaxo plc and Wellcome  Inc.,  Dr.  Williams  served as the Chief  Information  Officer for
         Glaxo Inc.  Following the merger,  Dr.  Williams was  appointed  Vice  President and Worldwide  Director of
         Research and  Development  Information  Resources.  Dr.  Williams  received a B.S. in physics and math from
         Southern Methodist University and a Ph.D. in molecular biophysics from Yale University.

CLASS III

JAMES C. BLAIR, Ph.D. ....................................................................................................  60

         Dr.  Blair has served as a Director  of the  Company  since May 1992 and served as Chairman of the Board of
         Directors of the Company from  September 1992 through  January 1998.  Dr. Blair has been a managing  member of Domain  Associates,  L.L.C.,  a venture  capital  management  company,  since 1985.  Dr. Blair is on the
         Boards of Directors of Amylin  Pharmaceuticals,  Inc.,  Aurora  Biosciences,  Inc.,  Dura  Pharmaceuticals,
         Inc., and Vista Medical  Technologies,  Inc. Dr. Blair received a B.S.E.  from Princeton  University and an
         M.S.E. and Ph.D. from the University of Pennsylvania, all in electrical engineering.

RONALD R. TUTTLE, Ph.D. ..................................................................................................  63

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

(b) Identification of Executive Officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of March 7, 2000 are as follows:

    MICHAEL G. GREY, age 47, has served as a Director of the Company since December 1998. As of January 1999, Mr. Grey also became the President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Grey was the President of BioChem Therapeutic, Inc., the pharmaceutical operating division of BioChem Pharma Inc., from November 1994 to August 1998. In that role, he was responsible for all company operations including research, development, sales and marketing, finance and human resources. During 1994, Mr. Grey was the President and Chief Operating Officer for Ansan, Inc. From 1974 to 1993, Mr. Grey served in various roles with Glaxo Inc. and Glaxo Holdings, p.l.c., culminating in his position as Vice President, Corporate Development. Mr. Grey serves on the Board of Directors of Cortex Pharmaceuticals, Inc., Epimmune Inc. and ChemNavigator.com-TM-, Inc. Mr. Grey received a B.Sc. in Chemistry from the University of Nottingham, England.

    GEORGE M. GRASS, Pharm.D., Ph.D., age 42, has served as President of NaviCyte, Inc., a wholly owned subsidiary of the Company since its acquisition in November 1998. In addition to co-founding NaviCyte, Inc. in 1996 and serving as its Chief Executive Officer, Dr. Grass has served as the President of Precision Instrument Design, Inc., a developer and manufacturer of devices to determine the transport of drug substances through biological tissues and cell culture monolayers, since December 1987. From 1985 to 1991 Dr. Grass worked at Syntex Research, Inc. at the Institute of Pharmaceutical Sciences and was responsible for the development of early stage (pre IND, IND and pre NDA) compounds for oral delivery. Dr. Grass received his Pharm.D. from the University of Nebraska Medical Center College of Pharmacy and his Ph.D. in Pharmacy from the University of Wisconsin, Madison. He is the 1981 co-recipient of the Ebert Prize, which he received for his work in the ocular delivery of drugs.

    ALAN HILLYARD, PH.D, age 49, has served as the Company's Vice President, Informatics and Chief Information Officer since December 1999. Prior to joining the Company, Dr. Hillyard was employed by Axys Pharmaceuticals, Inc. where he served as Vice President, Information Systems from July 1999 until November 1999. From 1996 until 1999, Dr. Hillyard served as Vice President, Chief Technical Officer of Base4 Bioinformatics, Inc. where he provided technical vision for a company focused on the application of information technologies ("IT") to the acceleration of drug discovery process. From 1989 until 1996, Dr. Hillyard held various positions, including his final position of Manager, Research Computing, at The Jackson Laboratories, where he established the Research Computing Department and as a member of the IT planning committee helped formulate a 5 year strategic IT plan. Dr. Hillyard received his Ph.D. in Oceanography from the University of Maine.

    JOHN S. KIELY, PH.D., age 48, joined the Company in 1996 and has served as the Vice President, Combinatorial and Exploratory Chemistry since 1999, where the focus of his efforts encompasses all aspects of conception and the production small molecule heterocyclic combinatorial libraries. In April 1995, Dr. Kiely joined the Torrey Pines Institute for Molecular Studies. In 1993 Dr. Kiely joined ISIS Pharmaceuticals, Inc. as Associate Director and then as Director of Medicinal Chemistry, where he was involved in combinatorial chemistry and antisense medicinal chemistry. From 1981 to 1993 he worked as a Senior Research Associate with Parke-Davis. At Parke-Davis he was a co-founder of the Bioorganic Section, which developed the Diversomer-TM- technology for combinatorial libraries. Dr. Kiely received his Ph.D. in Organic Chemistry from North Dakota State University, in 1979 and did a postdoctoral fellowship at the University of California, Berkeley.

    MARK SCHWARTZ, Ph.D, age 44, joined the Company in June 1999 as Vice President, Commercial Operations and Chief Commercial Officer. From September 1998 to June 1999, Dr. Schwartz served as Vice President, Marketing and Business Development of Argonaut Technologies. From September 1997 to September 1998, Dr. Schwartz served as Vice President, Marketing and Business Development of Synteni Inc/Incyte Pharmaceuticals. From March 1994 to September 1997, Dr. Schwartz served in various positions at Tripos, Inc., including his last position as Vice President and General Manager of Accelerated Discovery Services. Dr. Schwartz received his Ph.D. in Biochemistry from Arizona State University.

    GERARD A. WILLS, age 42, joined the Company in January 1999 as the Company's Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Wills was employed by Molecular Biosystems, Inc. where he served as Vice President, Finance and Chief Financial Officer from August 1994 to December 1998 and as its Controller from February 1993 to August 1994. From 1990 to February 1993, Mr. Wills served as the Corporate Manager of Finance for Maxwell Laboratories, Inc. and from 1986 through 1990, Mr. Wills was employed by Intermark, Inc. where he last served as the Corporate Controller. Mr. Wills received a B.S. in Business Administration from the University of Notre Dame.

(c) Compliance with Section 16(a) of the Exchange Act.

    Under the securities laws of the United States, the Company's Directors, executive officers and any persons holding more than 10% of the issued and outstanding Common Stock are required to report their initial ownership of Common Stock, any subsequent changes in that ownership and, in certain instances, an annual statement of changes in ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify those persons who failed to file these reports in a timely manner. In making this disclosure the Company has relied solely upon the written representations of its Directors and executive officers and copies of the reports that have been filed with the SEC. Based upon the Company's review of such representations and reports, the Company believes that all such reports were filed on a timely basis for the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

    Directors who are employees of the Company do not receive any fees for service on the Board of Directors. Each non-employee Director of the Company receives a per meeting fee of $1,000 for every Board meeting at which such director is in attendance in person and $500 for every Board meeting at which such director is in attendance by telephone (plus $500 for each committee meeting attended by committee members in person and $250 by telephone). In addition, each non-employee Director of the Company receives an initial grant of a non-qualified option to purchase 15,000 shares of Common Stock (an "Initial Option") and a yearly grant (following each Annual Meeting of Stockholders) of a non-qualified option to purchase 5,000 shares of Common Stock (an "Annual Option"). The exercise price for each Initial Option and Annual Option is equal to the fair market value of Common Stock on the date of grant. Initial Options become exercisable in 12 equal installments at three-month intervals over the 36-month period commencing on the date of grant. Annual Options vest in full on the earlier of the first anniversary of the date of grant or the date of the next

Annual Meeting of Stockholders. Directors may also be reimbursed for certain expenses in connection with attendance at meetings of the Company's Board of Directors and its committees.

Summary Compensation Table

    The following table summarizes all compensation paid in the fiscal years ended December 31, 1999, 1998 and 1997 to (i) the Company's Chief Executive Officer and (ii) certain of the Company's other most highly compensated executive officers during 1999.


                                                                                            LongTerm
                                                                                          Compensation
                                                                                             Awards
                                                           Annual Compensation              Number of
                                                   -----------------------------------      Securities
                                                                          Other Annual      Underlying      All Other
Name and Principal Position                Year    Salary (1)    Bonus    Compensation       Options       Compensation (2)
---------------------------------------   ------   ---------    ------    ------------     -----------   ------------------
Michael G. Grey                            1999    $ 283,077     $25,000    $28,125  (3)     450,000           $33,614
  President and Chief Executive Officer    1998        -           -          -               50,000  (4)         -
                                           1997        -           -          -                  -                -

Lawrence D. Muschek (5)                    1999      266,448                  -               40,000             3,450
  President, Research and Development      1998      250,000      25,100 -    -               50,000
                                           1997       52,083        - -       -              200,000            20,841

George M. Grass                            1999      200,000        -         -              225,000             1,194
  President, NaviCyte Inc.                 1998        8,333        -         -                 -                  -
                                           1997         -           -         -                 -                  -

Michael J. Green (6)                       1999      202,258        -         -                90,000            2,000
  Vice President, Drug Discovery           1998      186,875      15,100      -                50,000            2,000
                                           1997      175,000      96,837      -                25,000           13,820

Gerard A. Wills                            1999      187,179        -         -               175,000              -
  Vice President, Finance and              1998         -           -         -                  -                 -
  Chief Financial Officer                  1997         -           -         -                  -                 -
-----------

(1)      Includes amounts deferred pursuant to the Company's 401(k) Plan.

(2) Includes reimbursement for relocation expenses paid to Mr. Grey ($31,614 in 1999), Dr. Muschek ($3,450 in 1999 and $20,841 in 1997),
         Dr. Grass ($1,194 in 1999), Dr. Green ($11,820 in 1997) and Mr. Wehrli ($2,556 in 1999). The balance of these amounts reflect the Company's matching contributions pursuant to the Company's 401(k) plan.

(3) In 1999, the Company loaned Mr. Grey $150,000, which was evidenced by a promissory note secured by a pledge of Company securities. The interest rate on the loan is 4.44% per annum, with interest payable quarterly. The original principal amount of the loan is forgiven in equal quarterly installments of $9,375 until either the loan is forgiven in full or the total amount of the forgiveness and principal paid in lawful money equals the original principal amount of the note.

(4) In December 1998, pursuant to an Executive Employment Agreement between the Company and Mr. Grey, the company granted Mr. Grey an option to acquire 50,000 shares of common stock at $2.50 per share.

(5) Dr. Muschek retired from his position with the Company on December 31, 1999.

(6) Dr. Green resigned from his position as Vice President, Drug Discovery and became a consultant to the Company, effective March 1, 2000.

Stock Options

    The following tables set forth certain information as of December 31, 1999 and for the fiscal year then ended with respect to options to acquire Common Stock granted to and exercised by the individuals named in the Summary Compensation Table above. No stock appreciation rights have been granted to date.

                             Option Grants in 1999

                                                   Individual Grants
                    ------------------------------------------------------------------------------
                                                                                                         Potential Realizable
                                                                                                            Value at Assumed
                        Number of            Percentage of                                                 Annual Rates of Stock
                        Securities           Total Options                                                  Price Appreciation
                        Underlying             Granted to           Exercise                              for Option Term(6)
                         Options              Employees in            Price           Expiration      -------------------------
   Name                 Granted(#)             Fiscal Year          ($/Sh)(4)            Date(5)         5%($)          10%($)
   ----                -------------        ----------------      -------------     --------------    -----------    ----------
Michael G. Grey              450,000 (1)               16.2               2.50         01/07/2009        432,630      1,355,266
Lawrence D. Muschek           40,000 (2)                1.4               1.88         06/01/2009         47,167         11,951
George M. Grass              150,000 (1)                5.4               2.50         01/20/2009        235,835        597,653
                              75,000 (3)                2.7               1.44         12/07/2009         67,826        171,885
Michael J. Green              90,000 (2)                3.2               1.88         06/01/2009        106,126        268,944
Gerard A. Wills              150,000 (1)                5.4               2.50         01/20/2009        235,835        597,653
                              25,000 (3)                0.9               1.44         12/07/2009         22,609         57,295
-------------------

(1) The options granted to Mr. Grey, Dr. Grass and Mr. Wills, are subject to the following vesting schedule: (i) 10% of the shares subject to the option vest at the end of the first quarter following the grant date; and (ii) 6% of the shares subject to the option vest at the end of each successive three-month period following the date of the grant (thus permitting 100% vesting over the course of 48 months); provided that these options, subject to certain conditions, immediately vest upon a merger, reorganization or other change in control of the Company.

(2) The options granted to Dr. Muschek and Dr. Green are subject to the following vesting schedule: (i) 4% of the shares subject to the option immediately vested upon grant; and (ii) 6% of the shares subject to the option vest at the end of each successive three-month period following the date of the grant (thus permitting 100% vesting over the course of 48 months); provided that these options, subject to certain conditions, immediately vest upon a merger, reorganization or other change in control of the Company.

(3) The options granted to Dr. Grass and Mr. Wills are subject to the following vesting schedule: (i) eight equal installments of 12.5% of the shares subject to the option vest quarterly following the date of grant (thus permitting 100% vesting over the course of 24 months); provided that these options, subject to certain conditions, immediately vest upon a merger, reorganization or other change in control of the Company.

(4) The exercise price on the date of grant was equal to 100% of the per share fair market value of Common Stock on the date of grant with the exception of the grant of 450,000 options granted to Mr. Grey. The exercise price of Mr. Grey's grant represents a per share premium of 18% of the fair market value of Common Stock on the date of grant.

(5) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(6) The 5% and 10% assumed annual rates of compounded stock price appreciation are suggested by rules of the Securities and Exchange Commission and do not represent Company estimates or projections regarding the future price of Common Stock. There can be no assurance provided to any executive officer or any other holder of the Company's securities that actual stock price movement over the 10-year option term will be at the assumed 5% and 10% levels of appreciation, or any other defined level.

                                Aggregated Option Exercises in 1999 and 1999
                                        Year-End Option Values

                                                                         Number of                         Value of
                                                                   Securities Underlying                  Unexercised
                               Shares                               Unexercised Options             in-the-Money Options
                              Acquired                              at December 31, 1999           at December 31, 1999(1)
                                on             Value              -----------------------          -----------------------
Name                         Exercise (#)      Realized         Exercisable   Unexercisable       Exercisable    Unexercisable
---------------------      ---------------    ----------       -------------   -------------     -------------    -------------
Michael G. Grey                        -     $     -              109,999         390,001       $          -    $          -
Lawrence D. Muschek                    -           -              133,399         156,601               3,002           15,758
George M. Grass                        -           -               42,000         183,000                  -            67,950
Michael J. Green                       -           -               81,818         113,414              12,267           35,808
Gerard A. Wills                        -           -               33,000         142,000                  -            22,650

------------

Calculated on the basis of (i) the fair market value of Common Stock at December 31, 1999 ($2.344 per share) MINUS (ii) the exercise price.

Executive Employment Agreements and Termination of Employment and Change in Control Arrangements

    Pursuant to the terms of an Executive Employment Agreement dated November 6, 1998 between the Company and Michael G. Grey, the Company agreed to retain Mr. Grey as President and Chief Executive Officer of the Company at an annual salary of $300,000. In December 1999, this amount was increased to $310,000 per year. The Agreement also provides that if Mr. Grey is terminated without cause, he is entitled to continuation of his salary for a period of twelve months. In connection with the Agreement, Mr. Grey was granted, in December 1998, options to acquire 50,000 shares of Common Stock at $2.50 per share (vesting over four years). In addition, in January 1999, Mr. Grey was granted options to acquire 450,000 shares of Common Stock at $2.50 per share (vesting over four years).

    In January 1999, the Company loaned Mr. Grey $150,000, which was evidenced by a promissory note secured by a pledge of Company securities. The interest rate on the loan is 4.44% per annum, with interest payable quarterly. The original principal amount of the loan is forgiven in equal quarterly installments of $9,375 until either the loan is forgiven in full or the total amount of the forgiveness and principal paid in lawful money equals the original principal amount of the note.

    Pursuant to the terms of an Executive Employment Agreement dated October 11, 1998 between the Company and George M. Grass, the Company agreed to retain Dr. Grass as President of NaviCtye at an annual salary of $200,000. The Agreement also provides that if Dr. Grass is terminated without cause, he is entitled to the balance of his base salary during the period from the date of termination through October 11, 2000. In connection with the Agreement, Dr. Grass was granted options to acquire 150,000 shares of Common Stock at $2.50 per share (vesting over four years).

    Options granted to officers and directors of the Company vest fully in the event the Company is subject to a change in control (as defined in the respective stock option plans under which such options are granted).

Compensation Committee Interlocks and Insider Participation

    During 1999, the Compensation Committee consisted of Dr. Blair, Mr. Whitehead and Mr. Wiklund (until December 1999), each of whom is an outside Director of the Company. None of the members of the Compensation Committee had any "interlock" relationship to report during the Company's fiscal year ended December 31, 1999.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 7, 2000 as to shares of Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock; (ii) each of the Company's Directors as well as certain affiliated entities; (iii) each of the individuals named in "Executive Compensation--Summary Compensation Table" above; and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

Directors, Nominees, Named Executive                                                                                  Percent
Officers, 5% Stockholders, and Directors                                             Shares Beneficially          Beneficially
and  Executive Officers as a Group                                                        Owned (1)(2)              Owned (1)(2)
----------------------------------------                                           ------------------------      ------------------
Biotechnology Investments Limited ..............................................             1,436,831                7.3
   Post Office Box 58
   St. Julian's Court
   St. Peter Port
   Guernsey, Channel Islands
ChemNavigator.com-TM-, Inc. ..................................................               1,000,000                5.1
   6166 Nancy Ridge Drive
   San Diego, CA 92121
Domain Partners II, L.P. .......................................................               962,724                4.9
   One Palmer Square
   Princeton, New Jersey 08542
Domain Partners III, L.P. ......................................................               891,133                4.6
   One Palmer Square
   Princeton, New Jersey 08542
DP III Associates, L.P. ........................................................                30,936                 *
   One Palmer Square
   Princeton, New Jersey 08542
Domain Associates ..............................................................                 6,966                 *
   One Palmer Square
   Princeton, New Jersey 08542
Novartis Pharma AG..............................................................             1,866,667                9.5
   Lichstrasse 35
   Basel, CH-4002, Switzerland
James C. Blair (3) .............................................................             1,939,117                9.9

Michael G. Grey (4) ............................................................               205,499                 *
Lawrence D. Muschek (5) ........................................................               163,800                 *
Harvey S. Sadow (6) ............................................................                31,301                 *
Ronald R. Tuttle (7) ...........................................................               316,089                1.6
Robert S. Whitehead (8) ........................................................               232,557                1.2
Myra N. Williams (9) ...........................................................                 2,395                 *
George M. Grass (10) ...........................................................             1,458,605                8.0
Michael J. Green (11) ..........................................................               100,491                 *
Gerard A. Wills (12)............................................................                54,124                 *
All directors and executive officers as a group (13 persons)(13) ...............             4,632,242               23.7
--------------
*  Less than 1%.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that may be exercised within 60 days after March 7, 2000. Shares issuable pursuant to such options are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Includes 17,358 shares issuable upon exercise of options held by Dr. Blair that are exercisable within the 60-day period following March 7, 2000. Also includes 962,724 shares beneficially owned by Domain Partners II, L.P., 891,133 shares beneficially owned by Domain Partners III, L.P., 30,936 shares beneficially owned by DP III Associates, L.P. and 6,966 shares beneficially owned by Domain Associates, L.L.C. Dr. Blair is a general partner of One Palmer Square Associates, II, L.P., which is the general partner of Domain Partners II, L.P., and he is also a general partner of One Palmer Square Associates, III, L.P., the general partner of Domain Partners III, L.P. and DP III Associates, L.P. Dr. Blair is a managing member of Domain Associates, L.L.C. Dr. Blair disclaims beneficial ownership of shares held by One Palmer Square Associates, II, L.P. and One Palmer Square Associates, III, L.P. which are not actually distributed to him.

(4) Includes 182,499 shares issuable upon exercise of options held by Mr. Grey that are exercisable within the 60-day period following March 7, 2000.

(5) Includes 162,800 shares issuable upon exercise of options held by Dr. Muschek that are exercisable within the 60-day period following March 7, 2000.

(6) Includes 19,841 shares issuable upon exercise of options held by Dr. Sadow that are exercisable within the 60-day period following March 7, 2000.

(7) Includes 55,010 shares issuable upon exercise of options held by Dr. Tuttle that are exercisable within the 60-day period following March 7, 2000.

(8) Includes 232,557 shares issuable upon exercise of options held by Mr. Whitehead that are exercisable within the 60-day period following March 7, 2000.

(9) Includes 2,395 shares issuable upon exercise of options held by Dr. Williams that are exercisable within the 60-day period following March 7, 2000.

(10) Includes 60,374 shares issuable upon exercise of options held by Dr. Grass that are exercisable within the 60-day period following March 7, 2000.

(11) Includes 95,032 shares issuable upon exercise of options held by Dr. Green that are exercisable within the 60-day period following March 7, 2000.

(12) Includes 54,124 shares issuable upon exercisable of options held by Mr. Wills that are exercisable within the 60-day period following March 7, 2000.

(13) Includes 1,028,983 shares issuable upon exercise of options that are exercisable within the 60-day period following March 7, 2000. Includes 962,724 shares held by Domain Partners II, L.P., 891,133 shares held by Domain Partners III, L.P., 30,936 shares held by DP III Associates, L.P., and 6,966 shares held by Domain Associates. See footnote (3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other Arrangements

    In February 1996, the Company entered into an agreement with Dura Pharmaceuticals, Inc. ("Dura") which requires, among other things, the Company to pay Dura $6.0 million over four years for product development (the "Dura Agreement"). As of December 31, 1999, $5.1 million had been funded under the Dura Agreement. As of July 1, 1998, Robert S. Whitehead, Chairman of the Board of Directors and former Chief Executive Officer of the Company, became President of Dura. James C. Blair, a member of the Board of Directors of Dura, is a member of the Board of Directors of the Company. In connection with the Dura Agreement, Dura invested $5.0 million in the Company's stock (originally shares of Series G Preferred Stock which converted into 775,193 shares of Common Stock upon the consummation of the Company's initial public offering).

    On January 7, 1999, the Company advanced to its Chief Executive Officer, Michael G. Grey, a forgivable loan in the amount of $150,000 due on or before January 8, 2003 and secured by a pledge of Company securities. The interest rate on the loan is 4.44% and is payable quarterly, with the principal balance to be forgiven in equal quarterly installments of $9,375 until either the loan is forgiven in full or the total amount of the forgiveness and principal paid in lawful money equals the original principal amount of the note. The note, to the extent unpaid or unforgiven, becomes due and payable upon the termination of Mr. Grey's employment.

    In December 1998, Robert S. Whitehead resigned from his position as Chief Executive Officer, President and Acting Chief Financial Officer of the Company. In recognition of his continued service as a Director, the Board of Directors amended the August 23, 1993 Stock Option Agreement between Mr. Whitehead and the Company. As a result, the expiration date of his outstanding options subject to that grant will now be the earliest of either (i) 10 years following August 23, 1993; (ii) the date 90 days after the termination of his service as a Director for any reason other than total and permanent disability; or (iii) the date 12 months after the termination of Mr. Whitehead's service as a Director by reason of total and permanent disability.

    On February 1, 1999, the Company advanced to its Sr. Director, Legal Affairs and Corporate Secretary, John E. Wehrli, a loan in the amount of $120,000 which is secured by a pledge of Company securities. Interest will accumulate on the outstanding principal balance at the rate of 4.64%, and all unpaid principal and interest will become due and payable on the earlier of February 1, 2001 or the termination of Mr. Wehrli's employment. The loan was repaid in full by Mr. Wehrli in February, 2000 after his resignation as an employee of the Company.

    On August 20, 1999, the Company entered into a Supplier Agreement with CNC, a private company that has developed an Internet website for the sale of chemicals and related information to the pharmaceutical, biotechnology, and agricultural industries and to academia. The website is designed to enable scientists to conduct structural searches among listed compounds and purchase compounds meeting self-selected search criteria. The Company has agreed to list for sale certain of its compounds on the CNC site. As part of the transaction, the Company acquired 1,176,666 shares of Series B Convertible Preferred Stock of CNC in exchange for $1.0 million in cash and 1.0 million shares of the Company's common stock, valued at $1.5 million. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC. In addition, as part of the foregoing transaction, the parities each acquired a warrant to acquire additional securities of the other. Under these warrants, the Company has the right to acquire an additional 294,167 shares of CNC Series B Convertible Preferred Stock at a price of $5.00 per share and CNC has a right to acquire an additional 294,167 shares of the Company's common stock at a price of $5.00 per share. Chief Executive Officer of the Company, Michael G. Grey, is a Director of CNC.

    In May 1998, the Company entered into a Research, Development and License Agreement with Novartis Pharma AG ("Novartis") pursuant to which the companies are focused on the identification and development of orally-active small molecules for the treatment of certain diseases believed to be mediated by the melanocortin-4 receptor pathway, including obesity, Type II diabetes and Syndrome X. The Agreement provides for (i) an equity investment at the Company's option, which the Company exercised in November 1998 and received $7.0 million in exchange for approximately 1.9 million shares of the Company's Common Stock; (ii) an additional $12.0 million in committed funding (consisting of $2.0 million received upon the execution of the Agreement for past research activities and $10.0 million over a three-year period); and
(iii) potential milestone payments and royalties from the successful development and commercialization of products (for which Novartis has worldwide rights).

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

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-K:

                Report of Ernst & Young LLP,
                Independent Auditors.......................     F-2

                Consolidated Balance Sheets at December
                31, 1999 and 1998..........................     F-3

                Consolidated Statements of Operations for
                each of the three years in the period
                ended December 31, 1999....................     F-4

                Consolidated Statements of Stockholders'
                Equity (Deficit) for each of the
                three years in the period ended
                December 31, 1999..........................     F-5

                Consolidated Statements of Cash Flows
                for each of the three years in the
                period ended December 31, 1999.............     F-6

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

(B) REPORTS ON FORM 8-K
    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

(C) EXHIBITS
    The exhibits listed below are required by Item 601 of Regulation S-K.

      EXHIBIT
      NUMBER    DESCRIPTION OF DOCUMENT
      -------   -----------------------
      2.1+(1)   Stock Purchase Agreement dated as of February 28, 1997 among the
                Registrant, Multiple Peptide Systems, Inc.,RAH
                Acquisition Corp. and Richard A. Houghten, Ph.D.

      2.2 (8)   Agreement and Plan of Reorganization dated as of November 12,
                1998 by and among the Registrant, NaviCyte, TPNC Acquisition
                Corporation, George M. Grass, Ph.D. and Patrick J. Sinko, Ph.D.

      2.3 (9) Purchase and Sale of Assets Agreement dated March 12, 1999 among the Registrant, ChromaXome Corp. and TerraGen
                Discovery Inc.

      3.3(2)    Restated Certificate of Incorporation of the Registrant.





      EXHIBIT
      NUMBER    DESCRIPTION OF DOCUMENT
      -------   -----------------------
     3.4(3)     Certificate of Ownership and Merger (amending Section 1 of the
                Restated Certificate of Incorporation).

     3.5(4)     Amended and Restated Bylaws of the Registrant.

       4.1      Reference is made to Exhibits 3.3, 3.4 and 3.5.

    10.1(2) Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

   *10.2(2)     Amended and Restated 1992 Stock Plan of the Registrant(the
                "1992 Plan").

   *10.3(2)     Forms of agreements under the 1992 Plan.

   *10.4(2)     1995 Stock Plan of the Registrant (the "1995 Plan").

   *10.5(2)     Forms of agreements under the 1995 Plan.

   *10.6(5)     1996 Incentive Stock Plan of the Registrant, as amended.

  *10.7(10)     1996 Employee Stock Purchase Plan, as amended.

    10.8(2)     Form of Agreement Regarding Confidentiality and Non-
                Competition.

   *10.9(2)     The 401(k) Plan of the Registrant, as amended.

  10.13(11)     NaviCyte, Inc. 1997 Stock Plan (the "NaviCyte Plan").

  10.14(11)     Form of Registrant's Stock Option Agreement relating to options originally granted under the NaviCyte Plan (Incentive Stock
                Options).

  10.15(11)     Form of Registrant's Stock Option Agreement relating to options originally granted under the NaviCyte Plan (Nonstatutory Stock
                Options).

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

  10.33+(2)     January 1, 1994 License and Option to License Agreement
                between Chiron Corporation, Chiron Mimotopes Pty Ltd.
                and the Registrant.

  10.34+(2)     January 1, 1994 Sub-License Agreement between Chiron
                Corporation and the Registrant.


      EXHIBIT
      NUMBER    DESCRIPTION OF DOCUMENT
      -------   -----------------------
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

    10.49+(6)    Research and Development Agreement dated as of June 18, 1997 between Ono Pharmaceutical Co., Ltd. and the Company.

    10.50 (7)    Lease between the Company and Aid Associations for Lutherans, dated September 24, 1997, for premises at 9880 Campus Point
                 Drive.

    10.51 (7)    Equipment Financing Line between the Company and Lease
                 Management Services, Inc. dated September 19, 1997.

   *10.53(14)    Executive Employment Agreement between Lawrence D.
                 Muschek and the Registrant dated October 6, 1997.

        10.54    Reference is made to Exhibits 2.1 and 2.2.

     10.55(14)   Master Loan and Security Agreement between the Company and
                 Transamerica Business Credit Corporation dated December 23,
                 1998.

    10.56+(12)   Stock Purchase Agreement made as of May 26, 1998 between
                 Novartis Pharma AG and the Registrant.

    10.57+(12)   Research, Development and License Agreement dated as of May
                 26,1998 between Novartis Pharma AG and the Registrant (as
                 amended).

    10.58+(13)   Library Supply and Sublicense Agreement dated as of September
                 30,1998 between Biogen, Inc. and the Registrant.

    *10.60(14)   Employment letter dated November 6, 1998 between the Registrant and
                 Michael G. Grey.

    *10.61(14)   Secured Promissory Note dated January 8, 1999 in the amount of
                 $150,000 from Michael G. Grey.

    *10.62(14)   Secured Promissory Note dated January 11, 1999 in the amount of
                 $120,000 from John E. Wehrli.

    *10.63(14)   Employment letter dated January 11, 1999 between the Registrant and John E. Wehrli.




      EXHIBIT
      NUMBER    DESCRIPTION OF DOCUMENT
      -------   -----------------------
   *10.64(14)    Employment letter dated December 16, 1998 between the
                 Registrant and Gerard A. Wills.

   *10.65(14)    Employment letter dated January 16, 1996 between the Registrant and Michael J. Green, Ph.D.

   *10.66(15)    Employment Agreement dated May 12, 1999 between the
                 Registrant and Mark W. Schwartz, Ph.D.

       *10.67 Employment letter dated October 22, 1999 between the Registrant and Alan L. Hillyard, Ph.D.

     10.68(15)   Mutual Release dated June 30, 1999 between the Registrant
                 and Dura Pharmaceuticals, Inc.

     10.69(16)   Series B Convertible Preferred Stock and Warrant Purchase
                 Agreement dated as of August 20, 1999 between
                 ChemNavigator.com-TM-, Inc., the Company and certain other parties.

     10.70(16)   Stock and Warrant Issuance Agreement dated as of August 20,
                 1999  between the Company and ChemNavigator.com-TM-, Inc.


     10.71(16)   Warrant to Purchase 294,164 Shares of the Common
                 Stock of ChemNavigator.com-TM-, Inc. dated August 20, 1999.

     10.72(16)   Form of Warrant to Purchase 294,164 Shares of the Common
                 Stock of Trega Biosciences, Inc.

        10.73+ Library Sales Agreement dated as of December 8, 1999 between the Registrant and EVOTEC Biosystems AG.

        10.74+   Agreement for Joint Development of Assays and the Cross
                 Licensing of Affiliated Technologies dated January 12, 2000 between the Registrant and EVOTEC Biosystems AG.

          21.1   Subsidiaries of the Registrant.

          23.1   Consent of Ernst & Young LLP, Independent Auditors.

          24.1   Power of Attorney (included in Signature section of this Report).

          27.1   Financial Data Schedule.

-----------------

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

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (Exhibits 10.1 and 10.2)

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (Exhibit 10.1).

(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1998 (Exhibits 10.53, 10.55, 10.59-10.65).

(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999 (Exhibits 10.1 and 10.2).

(16) Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 1, 1999 (Exhibits 10.1 - 10.4).

+ The Registrant has been granted or has applied for confidential treatment of certain portions of these agreements or arrangements.

(D) FINANCIAL STATEMENT SCHEDULES.

   Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TREGA BIOSCIENCES, INC.
Date:  March    , 2000
                                         /s/ MICHAEL G. GREY
                                         -------------------
                                         Michael G. Grey
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ GERARD A. WILLS
                                         -------------------
                                         Gerard A. Wills
                                         Vice President, Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

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

          NAME                                 TITLE                     DATE
------------------------------   ----------------------------------  -------------
/s/ Robert S. Whitehead          Chairman of the Board of Directors
------------------------------
Robert S. Whitehead

/s/James C. Blair                Director                            March 10, 2000
------------------------------
James C. Blair

                                 Director, President and Chief
                                 Executive
/s/ Michael G. Grey              Officer                             March 10, 2000
------------------------------
Michael G. Grey

/s/ Lawrence D. Muschek          Director                            March 10, 2000
------------------------------
Lawrence D. Muschek

/s/ Harvey S. Sadow              Director                            March 10, 2000
------------------------------
Harvey S. Sadow

/s/ Ronald R. Tuttle             Director                            March 10, 2000
------------------------------
Ronald R. Tuttle

/s/ Myra N. Williams             Director                            March 10, 2000
------------------------------
Myra N. Williams

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                   -------
TREGA BIOSCIENCES, INC.

  Report of Ernst & Young LLP, Independent Auditors                   F-2

  Consolidated Balance Sheets at December 31, 1999 and 1998           F-3

  Consolidated Statements of Operations for each of the three
      years in the period ended December 31, 1999                     F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for
      each of the three years in the period ended
      December 31, 1999                                               F-5

  Consolidated Statements of Cash Flows for each of the three
       years in the period ended December 31, 1999                    F-6

  Notes to Consolidated Financial Statements                          F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Trega Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Trega Biosciences, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trega Biosciences, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                         /s/ ERNST & YOUNG LLP

San Diego, California
January 27, 2000

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             DECEMBER 31,
                                                                          1999           1998
                                                                        --------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  5,393       $  9,755
   Short-term investments                                                  1,041          6,507
   Accounts receivable and other current assets                            2,541            778
                                                                        --------       --------
Total current assets                                                       8,975         17,040

Property and equipment, at cost:
   Machinery and equipment                                                 6,902          5,868
   Leasehold improvements                                                    877            859
   Furniture and fixtures                                                    419            412
                                                                        --------       --------
                                                                           8,198          7,139
   Less accumulated depreciation and amortization                         (4,019)        (3,016)
                                                                        --------       --------
                                                                           4,179          4,123
Investment in affiliate, net of amortization                               2,581              -
Other assets                                                               6,926          8,372
                                                                        ---------      --------
                                                                        $ 22,661       $ 29,535
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $    696       $  1,539
   Accrued compensation and other accrued liabilities                      2,867          2,399
   Line of credit                                                          1,500              -
   Current portion of debt obligations                                     1,272          1,251
   Deferred revenue                                                        1,820          3,794
                                                                        --------       --------
Total current liabilities                                                  8,155          8,983

Long-term debt obligations, net of current portion                         2,484          2,689
Deferred rent                                                                512            223

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value:
   Authorized shares - 40,000,000 at December 31, 1999 and 1998
   Issued and outstanding shares - 19,101,437 and 17,481,097 at
    December 31, 1999 and 1998, respectively                                  19             18
   Additional paid-in capital                                             89,067         86,645
   Common stock issuable                                                      16             16
   Deferred compensation                                                    (489)          (609)
   Accumulated deficit                                                   (77,103)       (68,430)
                                                                        --------       --------
Total stockholders' equity                                                11,510         17,640
                                                                        --------       --------
                                                                        $ 22,661       $ 29,535
                                                                        ========       ========

 See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)


                                                               YEARS ENDED DECEMBER 31,
                                                  1999             1998              1997
                                              ------------     ------------      ------------
Revenues:
   Compound revenues                          $      7,504     $      2,257      $          -
   Related party contract research                   3,300            3,970                 -
   Contract research and license fees                2,260            4,542             7,334
   Net sales                                           313               21               430
                                              ------------     ------------      ------------
                                                    13,377           10,790             7,764

Costs and expenses:
   Cost of sales                                       332                7               341
   Research and development                         17,903           17,934            14,819
   Acquired in-process research and
development                                              -            1,000                 -
   Selling, general and administrative               7,344            5,181             4,346
                                              ------------     ------------      ------------
                                                    25,579           24,122            19,506
                                              ------------     ------------      ------------

Loss from operations before equity in
          Losses of affiliate                      (12,202)         (13,332)          (11,742)


Equity in losses of affiliate                          (66)               -                 -
                                              ------------     ------------      ------------
Loss from operations                               (12,268)         (13,332)          (11,742)

Other income:
   Net interest income and other                        82              531             1,115
   Gain on sale of subsidiary                        3,513                -             1,255
                                              ------------     ------------      ------------
Net loss                                      $     (8,673)    $    (12,801)     $     (9,372)
                                              ============     ============      ============

Basic and diluted net loss per share          $       (.47)    $       (.89)     $       (.69)
                                              ============     ============      ============


Shares used in computing basic and diluted
net loss per share                                 18,389            14,380            13,603
                                              ===========      ============      ============


See accompanying notes.

                            Trega Biosciences, Inc.
                Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                              Common Stock         Additional     Common
                                        -------------------------    Paid-in       Stock       Deferred     Accumulated
                                           Shares       Amount       Capital     Issuable    Compensation     Deficit       Total
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 1996              13,368,772   $      13    $  71,050    $   1,281     $  (1,931)    $  (46,257)  $  24,156
 Exercise of stock options and other         211,284          --          473           --            --             --         473
 Issuance of common stock under
  employee stock purchase plan                30,581          --          119           --            --             --         119
 Amortization of deferred compensation            --          --           --           --           661             --         661
 Reverse unrealized loss on short-term
  investments                                     --          --          131           --            --             --         131
 Issuance of common stock related to
  previous recognition of ChromaXome
  Corp milestones                            240,804           1        1,264       (1,265)                                      --
 Issuance of common stock for services        12,121          --           50           --            --             --          50
 Net loss                                         --          --           --           --            --         (9,372)     (9,372)
                                        -------------------------------------------------------------------------------------------
  Balance at December 31, 1997            13,863,562          14       73,087           16        (1,270)       (55,629)     16,218
 Exercise of stock options                   282,055          --          140           --            --             --         140
 Issuance of common stock under
  employee stock purchase plan                40,582          --          122           --            --             --         122
 Amortization of deferred compensation            --          --           --           --           661             --         661
 Issuance of common stock to Novartis
 Pharma                                    1,866,667           2        6,998           --            --             --       7,000
 NaviCyte acquisition                      1,428,231           2        6,187           --            --             --       6,189
 Extension of officer options                     --          --          111           --            --             --         111
 Net loss                                         --          --           --           --            --        (12,801)    (12,801)
                                        -------------------------------------------------------------------------------------------
  Balance at December 31, 1998            17,481,097          18       86,645           16          (609)       (68,430)     17,640
 Exercise of stock options                   594,039          --           43           --            --             --          43
 Issuance of common stock under
  employee stock purchase plan                26,301          --           42           --            --             --          42
 Amortization of deferred compensation            --          --           --           --           671             --         671
 Deferred compensation for issuance of
  stock options                                   --          --          551           --          (551)            --          --
 Issuance of common stock related to
  investment in affiliate                  1,000,000           1        1,499           --            --             --       1,500
 Issuance of warrants related to
  investment in affiliate and line of
  credit                                          --          --          287           --            --             --         287
 Net loss                                         --          --           --           --            --         (8,673)     (8,673)
                                        ------------------------------------------------------------------------------------------
  Balance at December 31, 1999            19,101,437   $      19    $  89,067    $      16     $    (489)    $  (77,103)  $  11,510
                                        ===========================================================================================


See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                       1999       1998       1997
                                                                                    ----------  ---------  ---------
OPERATING ACTIVITIES
Net loss                                                                            $   (8,673) $ (12,801) $  (9,372)
Adjustments to reconcile net loss to net cash flows
 used in operating activities:
  Depreciation and amortization                                                          2,028      1,604      1,033
  Impairment of patents and purchased technology                                           791         --         --
  Amortization of note receivable discount                                                (126)       (50)       (37)
  Amortization of deferred compensation                                                    671        661        661
  Equity in losses of affiliate                                                             66         --         --
  Accrued interest on TPIMS notes payable                                                   --        (81)        --
  Gain on sale of asset                                                                     --        (68)        --
  Realized loss on sale of investment                                                       --         --         88
  Equity instruments issued for services                                                    13        111         50
  Gain on sale of subsidiary                                                            (3,513)        --     (1,255)
  Acquired in-process research and development                                              --      1,000         --
  Changes in operating assets and liabilities, net of
    effects from the transfer of assets from
    sale of MPS in 1997 and CXC in 1999:
     Accounts receivable                                                                (1,977)      (134)       (61)
     Other current assets                                                                  214        148       (422)
     Accounts payable                                                                     (843)       962       (479)
     Accrued compensation and other accrued liabilities                                    467        423       (522)
     Deferred rent                                                                         289        223         --
     Deferred revenue                                                                   (1,974)       660      1,244
                                                                                    ----------  ---------  ---------
Net cash used in operating activities                                                  (12,567)    (7,342)    (9,072)

INVESTING ACTIVITIES
Purchases of short-term investments                                                     (8,098)    (7,064)   (21,540)
Maturities of short-term investments                                                    13,564     14,527     21,441
Purchase of property and equipment                                                      (1,656)    (2,788)    (2,045)
Investment in affiliate                                                                 (1,000)        --         --
Proceeds from disposition of equipment                                                       8        198         --
Proceeds from sale of subsidiary                                                         3,705         --      1,149
Purchase of NaviCyte, net of cash acquired                                                  --       (557)        --
Other assets                                                                               280       (226)       (39)
                                                                                    ----------  ---------  ---------
Net cash provided by (used in) investing activities                                      6,803      4,090     (1,034)

FINANCING ACTIVITIES
Principal payments under debt obligations                                               (1,310)    (2,177)      (569)
Proceeds from equipment notes and notes payable                                          2,627      2,465      1,925
Issuance of common stock                                                                    85      7,262        592
                                                                                    ----------  ---------  ---------
Net cash provided by financing activities                                                1,402      7,550      1,948
                                                                                    ----------  ---------  ---------
Net (decrease) increase in cash and cash equivalents                                    (4,362)     4,298     (8,158)

Cash and cash equivalents at beginning of year                                           9,755      5,457     13,615
                                                                                    ----------  ---------  ---------
Cash and cash equivalents at end of year                                            $    5,393  $   9,755  $   5,457
                                                                                    ==========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                              $      348  $     232  $     117
                                                                                    ----------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Notes received in connection with the sale of MPS, net of discount of $213          $       --  $      --  $     537
                                                                                    ==========  =========  =========
Note payable issued in exchange for TPIMS patent and purchased technology           $       --  $      --  $   1,300
                                                                                    ==========  =========  =========
Issuance of common stock and options to acquire NaviCyte                            $       --  $   6,189  $      --
                                                                                    ==========  =========  =========
Issuance of common stock and warrants for investment in affiliate                   $    1,774  $      --  $      --
                                                                                    ==========  =========  =========
Deferred compensation                                                               $      551  $      --  $      --
                                                                                    ==========  =========  =========


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

    Trega Biosciences, Inc. (the "Company" or "Trega") is focused on accelerating drug discovery from disease targets to clinical candidates through its iDiscovery-TM- technologies. Such technologies include (i) the IDEA-TM- ("In Vitro Determination for the Estimation of ADME (absorption, distribution, metabolism and excretion)") computerized predictive models for, among other things, the prediction and selection of compounds with essential drug-like characteristics for further development and (ii) Chem.Folio-Registered Trademark- combinatorial libraries for screening and optimization of potential drug candidates.

    Since its inception, Trega has utilized combinatorial chemistry as a foundation for its drug discovery activities; first, for the production of peptides, then mixtures of small molecules, and finally, for singles-based compound arrays. This technology has enabled Trega to develop and offer a wide range of small-molecule libraries, including its Chem.Folio-Registered Trademark- compound libraries, which are constructed in singles-based compound arrays. In 1993, Trega used its combinatorial chemistry technologies to discover a family of proprietary compounds that appear to influence the production and activity of certain cytokines through interaction with melanocortin receptors. These compounds include HP-228, which has competed a Phase II clinical trial in the treatment of post-operative pain in hip and knee replacements. As part of its activities, the Company formed collaborative partnerships in the area of drug discovery and development. Coinciding with this focus, Trega entered into collaborations with certain pharmaceutical companies to develop compounds active against certain melanocortin receptors.

    The continuing development of Trega's combinatorial chemistry libraries led to the development of information relevant to the drug discovery process, which information was regularly supplied to library purchasers. The development of this information and a growing belief in the importance of information in the drug discovery process caused the Company to investigate opportunities to acquire technologies directed at creating information germane to the drug discovery process. In 1998, Trega acquired its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), whose business included the development of products and services to facilitate the rapid screening of compounds for pharmacokinetic characteristics through the use of computer models. With the technology acquired from NaviCyte, Trega developed and released the first of the IDEA(TM) predictive models, the absorption module. The Company has combined its Chem.Folio libraries and IDEA predictive models in a collection of technologies called iDiscovery-TM-.

    On February 11, 2000, the Company announced that it did not intend to continue to support internal drug discovery programs, including its melanocortin receptor programs, that are not funded by a collaborator. Trega believes this strategic shift will permit it to better focus its efforts and resources on the continuing development and commercialization of its iDiscovery-TM- technologies. Trega is currently carrying out a collaborative program in the area of diabetes, obesity and syndrome X, which is funded by Novartis Pharma AG ("Novartis").

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. The Company invests in short-term debt securities with original maturities in excess of 90 days, which are presented as short-term investments in the accompanying consolidated balance sheets. At December 31, 1999 and 1998, the cost of cash equivalents and short-term investments was the same as the market value. Accordingly, there were no unrealized gains or losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level. The following is a summary of available-for-sale securities (in thousands) which are classified as short-term investments:

                                                                                          DECEMBER 31,
                                                                                      1999             1998
                                                                                    -------          -------
U.S. corporate debt securities...............................................     $    241          $  6,354
Other........................................................................          800               153
                                                                                -----------    --------------
                                                                                     $1,041          $ 6,507
                                                                                -----------    --------------

    All available-for-sale securities by contractual maturities are due in one year or less. The Company had $1.5 million in cash equivalents classified as available-for-sale at December 31, 1999. There were no cash and cash equivalents classified as available-for-sale at December 31, 1998.

REVENUE RECOGNITION

    Contract research is recorded as earned, generally ratably, as research and development activities are performed under the terms of the contract. Payments received in excess of amounts earned are recorded as deferred revenue. Revenue from product sales and library access fees are recognized upon shipment. License fees consists of non-refundable fees from the sale of license rights to our proprietary technologies. Revenues from these fees are recorded when no further performance obligations exist in accordance with Staff Accounting Bulletin ("SAB") No. 101.

    Novartis is a related party based on its ownership interest in the Company, and revenues received from Novartis therefore are classified as related party revenue.

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

PATENTS AND PURCHASED TECHNOLOGY

    Patents and purchased technology are stated at cost and are included in other assets in the accompanying consolidated balance sheets. The patents and purchased technology are being amortized using the straight-line method over a useful life of ten years. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If impairment is indicated, the Company will value the asset at fair value. The Company periodically monitors the patents and purchased technology for indications of impairment of value. During the year ended December 31, 1999, the Company recorded $791,000 of impairment charges related to its evaluation of the value of the patents and purchased technology.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development costs are expensed as incurred.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform with the current years' presentation.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," allows companies to either account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB No. 25. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18 and recognized over the stated service period.

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

COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the three years ended December 31, 1999, comprehensive loss is the same as net loss.

2.       FINANCIAL STATEMENT DETAILS

OTHER ASSETS

    Other assets consist of the following major classes (in thousands):


                                                             1999                       1998
                                                           -------                    -------
    Patents and purchased technology                         $235                      $1,274
    Developed technology                                    6,356                       6,356
                                                            -----                       -----
                                                            6,591                       7,630
    Less: Accumulated amortization                          (751)                       (274)
                                                           ------                      ------
                                                            5,840                       7,356
    Other assets                                            1,086                       1,016
                                                           ------                      ------
                                                           $6,926                      $8,372
                                                           ======                      ======

ACCRUED COMPENSATION AND OTHER ACCRUED LIABILITIES

     Accrued compensation and other accrued liabilities consist of the following major classes (in thousands):


                                                             1999                       1998
                                                            ------                     -------
    Accrued compensation                                     $685                        $662
    Other accrued liabilities                               2,182                       1,737
                                                            ------                     -------
                                                           $2,867                      $2,399
                                                           =======                     =======

NET INTEREST INCOME AND OTHER

    Net interest income and other consist of the following major classes (in thousands):

                                                             1999                          1998                      1997
                                                            ------                        -------                  -------
    Interest income                                          $486                          $769                     $1,405
    Interest expense                                         (404)                         (238)                     (202)
    Loss on investment                                          -                             -                     (  88)
                                                         ---------                      ----------                --------
                                                              $82                           $531                    $1,115
                                                         =========                      ==========               =========

3.  SALE OF ASSETS OF CHROMAXOME CORP.

    In March 1999, the Company's wholly owned subsidiary, ChromaXome Corp. ("CXC") sold substantially all of its assets (valued at approximately $110,000) to TerraGen Discovery Inc. ("Discovery"), a privately held company. As consideration for the sale, Trega received $2.0 million in cash, two interest bearing notes in the amounts of $2.0 million and $1.0 million plus 600,000 shares of preferred stock in the parent of Discovery, which is also a privately held company. As of December 31, 1999, the Company had received cash proceeds of $4.0 million. The $1.0 million note remains outstanding, and is expected to be paid by April 15, 2000, and may be accelerated in certain events. The Company had recorded a gain on the sale of these assets of approximately $3.5 million which relates to the cash proceeds of $4.0 million received by December 31, 1999, offset by the assets sold and expenses incurred by the Company in relation to the sale. Any gains resulting from future payments and the preferred stock received have been deferred until such time as the payments are received or value is realized from the preferred stock.

4.   ACQUISITION OF NAVICYTE, INC.

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


         Total acquisition costs:
                  Cash paid at acquisition date                        $  560,000
                  Issuance of common stock and options                  6,189,000
                  Acquisition related expenses                            378,000
                  Assumed liabilities                                     520,000
                                                                      -----------
                                                                       $7,647,000
                                                                      ===========

         Allocation to assets and liabilities as follows:
                  Tangible assets acquired                             $  291,000
                  Acquired in-process technology                        1,000,000
                  Developed technology                                  6,356,000
                                                                      -----------
                                                                       $7,647,000
                                                                      ===========

    Assuming that the acquisition of NaviCyte had occurred on the first day of the Company's fiscal year ended December 31, 1997, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):


                                                          Years ended December 31,
                                                            1998             1997
                                                          -------           ------
                                                                 (unaudited)
         Net revenues                                     $11,947           $8,551
         Net loss                                         (12,720)         (10,343)
         Basic and diluted net loss per share             $  (.80)         $  (.69)


5.  SALE OF MULTIPLE PEPTIDE SYSTEMS, INC.

    In February 1997, the Company sold its wholly-owned subsidiary, Multiple Peptide Systems, Inc. ("MPS"), to an entity owned by Richard A. Houghten, Ph.D. ("Dr. Houghten"). Dr. Houghten is a founder of the Company and prior to the sale of MPS was the Chief Technical Officer and a Director of the Company.

    In exchange for the sale of MPS, the Company received consideration of $1.5 million and a $750,000 non-interest bearing note with payments due on the third, fourth, and fifth anniversaries of the sale. The $750,000 was discounted by $213,000 to a present value of $537,000, using an imputed rate of interest of 9%. In September 1999, the Company received cash consideration which eliminated the non-interest bearing note. The Company recorded a gain on the sale of MPS of $1.255 million. In connection with the sale, the Company has agreed, for a period of seven years, not to (i) engage in certain activities which would be competitive with the business of MPS or (ii) license certain technologies (which are presently licensed from the Company to MPS) to entities which are engaged primarily in a business similar to the business of MPS.

6. COMMITMENTS AND LONG-TERM DEBT

LINE OF CREDIT

    In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% (9.25% at December 31, 1999) and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of December 31, 1999, the Company is in compliance with all debt covenants. In August 1999, the entire line of credit $1.5 million was accessed and $1.5 million remains outstanding at December 31, 1999. In connection with the receipt of the line of credit, the Company issued warrants to purchase 20,000 shares of its common stock at $1.75 per share, expiring on August 5, 2004.

LEASES

    In September 1997, the Company entered into a 10-year lease for its facility in San Diego, California. The initial annual rent was $1.7 million and is subject to annual increases of 3.5%. The Company has the option to extend the lease for an additional term of 5 years subject to terms and conditions specified in the lease. Rent expense for the year ending December 31, 1999 was approximately $2.3 million.

    The Company moved out of its former facility completely as of June 1998. Rent expense for both premises for the years ending December 31, 1998 and 1997 was approximately $1.8 million and $.8 million, respectively. The Company leases certain equipment under a capital lease obligation. The Company did not acquire any equipment under capital leases during the years ending December 31, 1999 and 1998.

    Annual future minimum payments under capital and operating leases at December 31 are as follows:

                                                          OPERATING       CAPITAL
YEARS ENDED DECEMBER 31                                    LEASES          LEASES
-----------------------                                    ---------      ---------
2000                                                       $ 2,045,000     $ 68,000
2001                                                         2,117,000            -
2002                                                         2,191,000            -
2003                                                         2,267,000            -
2004                                                         2,347,000            -
Remaining term of lease                                      8,422,000            -
                                                       ---------------    ---------
                                                          $ 19,389,000       68,000
                                                          ------------
Less amounts representing interest                                           (2,000)
                                                                        -----------
Present value of remaining minimum payments                                  66,000
Less current portion of obligations                                         (66,000)
                                                                        -----------
                            Long-term obligations                          $      -
                                                                        ===========

LONG-TERM DEBT

    In December 1998, the Company obtained an equipment financing line of $2.2 million, of which it had accessed the entire $2.2 million by December 31, 1999. The loan, which is secured by the equipment, bears interest between 11.2% and 12.8% and is to be repaid monthly over a four-year term.

    In connection with certain equipment financing lines, the Company must meet certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing. Due to certain covenant violations, the Company has provided required security deposits and therefore has fulfilled its obligations related to the covenants. The security deposits are included in other assets in the consolidated balance sheet.

    Principal payments due on long-term debt at December 31 are as follows:

                                                            LONG-TERM
YEARS ENDED DECEMBER 31                                       DEBT
-----------------------                                       ----
2000                                                      $ 1,206,000
2001                                                        1,235,000
2002                                                          788,000
2003                                                          393,000
2004                                                           68,000
                                                          -----------
                                                          $ 3,690,000
Less current portion of obligations                        (1,206,000)
                                                          -----------
                            Long-term obligations         $ 2,484,000
                                                          ===========

    The carrying value of the Company's obligations under long-term debt approximates its fair value and the implicit interest rate approximates the Company's borrowing rate.

7. COLLABORATIVE ARRANGEMENTS

CHEM.FOLIO-Registered Trademark- Combinatorial Libraries

    In December 1999, the Company entered into a Library Sales Agreement with EVOTEC BioSystems AG ("EVOTEC"), pursuant to which EVOTEC will purchase certain amounts of all Chem.Folio-Registered Trademark- compounds contained within Trega's inventory as well as certain compounds produced through the end of 2000. Selected compounds will be screened through the jointly developed assays and Trega intends to use the data to enhance the IDEA-TM- predictive models, which data and models will be owned by Trega. The purchased compounds will also include associated information, such as synthetic protocols, cytotoxicity, and physico-chemical data. EVOTEC will use the Chem.Folio-Registered Trademark-compounds in its internal drug discovery programs and will allow its screening customers access to Chem.Folio-Registered Trademark- compounds on a fee per compound basis, which fee shall be passed through to Trega.

IDEA-TM- Predictive Models

    In March 1999 and February 1999, the Company entered into Software License Agreements that added the R.W. Johnson Pharmaceutical Research Institute and Schering-Plough Research Institute to the IDEA-TM- absorption consortium. Under the terms of the agreements, both companies provided data and made initial and milestone payments over the course of the development of the IDEA-TM- predictive absorption module and database. The Company has licensed its IDEA-TM- absorption predictive module for use by both companies.

    In December 1999, the Company announced the completion of the final consortium milestone in the development of the absorption module of its IDEA-TM- predictive models. The completion of the milestone introduced the IDEA-TM-predictive absorption module into the commercial market.

OTHER ARRANGEMENTS

    In January 2000, Trega entered into an Agreement for Joint Development of Assays and the Cross Licensing of Affiliated Technologies with EVOTEC, a Hamburg, Germany based company, pursuant to which the parties will collaborate on the development of new, miniaturized, high-throughput ADME assays for pre-clinical lead optimization. The objective of the collaboration is to develop assays that will aid in the faster and more cost efficient development of drug candidates with higher chances of success prior to clinical testing. The collaboration combines EVOTEC's expertise in ultra high-throughput screening technology, miniaturized assay development and its detection expertise based on its proprietary single molecule detection technology with Trega's capabilities in the field of ADME screening and assay development. EVOTEC was granted a nonexclusive license to commercialize the jointly developed assays and Trega has the right to the assays for internal use. Trega will be entitled to royalties resulting from EVOTEC's commercialization of the assays. In addition, EVOTEC will be granted a license to the IDEA(TM) absorption module under certain circumstances.

    On August 20, 1999, the Company acquired 1,176,666 shares of Series B Convertible Preferred Stock of ChemNavigator.com-TM-, Inc. ("CNC") in exchange for $1.0 million in cash and 1.0 million shares of the Company's common stock, valued at $1.5 million. As a result, the Company owns approximately 20% of the outstanding equity securities of CNC. In addition, as part of the foregoing transaction, the parties each acquired a warrant to acquire additional securities of the other. Under these warrants, the Company has the right to acquire an additional 294,167 shares of CNC Series B Convertible Preferred Stock at a price of $5.00 per share and CNC has a right to acquire an additional 294,167 shares of the Company's common stock at a price of $5.00 per share. CNC has launched an internet website where scientists will be able to conduct structural searches among listed compounds and purchase compounds meeting self-selected search criteria. The Company has agreed to list for sale certain of its compounds on the CNC site.

    In June 1999, the Company signed a Mutual Release with Dura Pharmaceuticals ("Dura") which releases the parties from certain responsibilities set forth by the original research agreement signed in February 1996 and terminates the original research agreement other than in certain limited regards. Under the original research agreement, the Company was committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of December 31, 1999, $5.1 million of this obligation had been paid by the Company. The Mutual Release provides that the outstanding balance due on this obligation shall be limited to a payment of $200,000, which was made upon signing, and $138,414 due by March 31, 2000.

8. STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS

    At December 31, 1999, the Company had outstanding warrants to purchase 35,437 shares of its common stock at $4.52 per share and 8,118 shares of common stock at $5.91 per share, expiring on October 7, 2002 and June 21, 2005, respectively. An aggregate of 43,555 shares of common stock have been reserved for issuance upon the exercise of the warrants, which include certain anti-dilution provisions as well as allowance of cashless exercises.

    On August 20, 1999, in connection with the transaction with CNC, the Company issued warrants to purchase 294,167 shares of its common stock at $5.00 per share, expiring on August 19, 2009.

    On August 6, 1999, the Company issued warrants to purchase 20,000 shares of its common stock at $1.75 per share, expiring on August 5, 2004. The warrants were issued in connection with the Company's receipt of a line of credit.

STOCK INCENTIVE PLANS

    The Company is authorized to issue 6,032,221 shares of common stock to eligible employees, officers, directors and consultants. Of the authorized shares, 1,038,153 options were granted under the Company's 1992 Stock Option Plan and 1995 Stock Plan (the "Predecessor Plans") and 1,071,756 options were granted under the 1997 Stock Plan of NaviCyte. In November 1998, pursuant to a Merger Agreement between the Company and NaviCyte, the Company assumed the 1997 Stock Plan of NaviCyte. In February 1996, the Board of Directors approved the 1996 Stock Plan (the "1996 Plan") under which an additional 822,312 shares of common stock were reserved for issuance. In the second quarter of 1997 and third quarter of 1998, the Company's Board of Directors and stockholders approved an additional 1.1 million and 2 million shares, respectively, of common stock for issuance under the 1996 Plan. As of December 31, 1999, an aggregate of 4,581,791 shares of common stock have been reserved for issuance upon exercise of the options.

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

    In February 1998, the Company's Board of Directors approved an exchange program for certain stock options under the 1996 Plan. Options having a price greater than the closing price of the Company's stock, as reported by the Nasdaq National Market, on the date of approval were eligible to participate; however, options granted to executive officers, directors, consultants and advisors of the Company were excluded from exchange. There were 360,174 options eligible for participation, which resulted in an effective repricing to an exercise price of $3.375 (as well as the modification of certain terms). Of the total eligible, 237,768 options were repriced. Eligible employees who elected to participate were subject to a 12-month "no-vest" clause. Following the 12-month period, the vesting schedules reverted to their original vesting schedules prior to participation in the exchange program.

    A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                            1999                       1998                    1997
                                 --------------------------  ------------------------ -----------------------
                                                 Weighted                  Weighted                 Weighted
                                                  Average                   Average                  Average
                                                 Exercise                  Exercise                 Exercise
                                     Options       Price        Options      Price       Options      Price
                                 -------------  -----------  ------------- ---------  -----------  ----------
Outstanding at beginning of year    2,805,112      $ 2.12     1,409,972     $ 3.10    1,111,027     $ 1.99
   Granted                          2,883,250        1.71     2,084,962       1.61      653,019       4.43
   Exercised                         (594,927)        .07      (282,055)      0.50     (212,084)      1.76
   Forfeited                         (648,922)       3.10      (407,767)      4.04     (141,990)      3.74
                                   ----------                 ---------               ---------
Outstanding at end of year          4,444,513       $1.98     2,805,112     $ 2.12    1,409,972     $ 3.10
                                 ============       =====   ===========      =====   ==========     ======
Exercisable at end of year          1,639,946                 1,733,149                 643,965
                                 ============               ===========              ==========
Weighted average fair value of
   options granted during the
   year                                $ 1.68                    $ 2.72                  $ 4.45
                                      =======                    =======                 ======

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                      Outstanding                                    Exercisable
                                       ------------------------------------------ -------------------------------------------------
                                                                                                                        Weighted
                                                                  Remaining           Weighted                           Average
                                               Number            Contractual           Average           Number         Exercise
      Range of Exercise Prices              Outstanding              Life          Exercise Price      Exercisable        Price
-------------------------------------- ---------------------- ------------------- ------------------ ---------------- -------------
          $0.0085 - $1.1250                  1,183,850               8.33               $0.54            492,707          $0.40
          $1.2900 - $1.8750                  1,220,075               9.36                1.72            173,007           1.81
          $2.1250 - $2.5000                  1,236,304               8.22                2.40            518,132           2.29
          $3.1880 - $5.0000                    804,284               7.68                3.88            456,101           3.90
                                       ---------------------- ------------------- ------------------ ---------------- -------------
                                              4,444,513              8.47               $1.98          1,639,946          $2.12
                                       ====================== =================== ================== ================ =============


    The Company recorded approximately $551,000 of deferred compensation for options granted during the year ended December 31, 1999, representing the difference between the option exercise price and the fair market value for financial statement presentation purposes. The Company is amortizing the deferred compensation ratably over the vesting period of the options.

    Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options for the year ended December 31, 1999 was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 6.86%; dividend yield of 0%; volatility of 1.4703; and a weighted-average expected life of the option of 1 year to 6 years. The fair value of these options for the years ended December 31, 1998 and 1997 was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.32% and 5.71%, respectively; dividend yield of 0%; volatility of 1.0222 and .9168, respectively; and a weighted-average expected life of the option of 1 year to 6 years.

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

                                                                                    YEAR ENDED
                                                                                    DECEMBER 31,
                                                                         --------------------------------
                                                                            1999       1997         1998
                                                                         ---------   --------     -------
       Adjusted pro forma net loss                                      $ (10,305)    $(14,123)   $(10,380)
                                                                        =========     ========   =========
       Adjusted pro forma basic and diluted net loss per share          $ (   .56)    $   (.98)   $   (.76)
                                                                        =========     ========   =========

EMPLOYEE STOCK PURCHASE PLAN

    As of December 31, 1999, the Company had 152,536 shares available for future issuance under the employee stock purchase plan (the "Purchase Plan"). On January 1 or July 1, employees may enroll in the Purchase Plan and purchase stock over a six-month participation period valued at up to but not exceeding 10% of each employee's earnings. The stock purchase price shall be the lesser of 85% of the fair market value of the stock on the last day before the participation period commences or 85% of the fair market value on the last day of the participation period.

9. 401(K) PLAN

    The Company has a 401(k) defined contribution savings and retirement plan (the "Plan"). The Plan is for the benefit of all qualifying employees and permits employee voluntary contributions of up to 15% of base salary (as defined) and elective Company matching contributions. Company contributions to the Plan totaled $133,000, $107,000 and $80,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.  INCOME TAXES

    As of December 31, 1999, the Company had federal and California income tax net operating loss carryforwards of approximately $62.5 million and $9.2 million respectively. The difference between the federal and California tax loss carryforwards are primarily attributable to the capitalization of research and development expenses for California income tax purposes, the 50% limitation on California loss carryforwards, and the expiration of California loss carryforwards. The federal tax loss carryforwards will begin to expire in 2007 unless previously utilized. Approximately $1.6 million of California tax loss carryforwards expired in 1999. The California tax loss carryforwards will continue to expire in 2000 unless utilized. The Company also has federal and California research and development tax credit carryforwards of $3.3 million and $1.7 million, respectively, which will begin to expire in 2007 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and tax credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period, which occurred in April 1996. However, the Company's management does not anticipate that such limitation would materially affect the Company's ability to utilize the net operating loss and tax credit carryforwards.

    Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $28.4 million has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                                                     DECEMBER 31,
                                                                                  1999           1998
                                                                             ------------    ------------
                              Deferred tax liabilities:
                                  Developed technology                       $(2,309,000)    $(2,547,000)
                                                                             ------------    ------------
                              Total deferred tax liability                    (2,309,000)     (2,547,000)

                              Deferred tax assets:
                                 Net operating loss carryforwards             22,403,000      19,111,000
                                 Research and development credits              4,375,000       3,959,000
                                 Capitalized research and development          1,888,000       1,800,000
                                 Deferred revenue                                742,000       1,492,000
                                 Other, net                                    1,291,000       1,408,000
                                                                             ------------    ------------
                              Total deferred tax assets                        30,699,000      27,770,000
                              Valuation allowance for deferred tax assets     (28,390,000)    (25,223,000)
                                                                             ------------    ------------
                              Net deferred tax assets                        $         -     $          -
                                                                             ============    ============