Form 10-Q
period 2000-03-31
TREGA BIOSCIENCES INC
filed 2000-05-15
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

               DELAWARE                                   51-0336233
   -----------------------------------              -----------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

           9880 CAMPUS POINT DRIVE, SAN DIEGO, CA 92121 (858) 410-6500
--------------------------------------------------------------------------------
      (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at March 31, 2000
   ----------------------------------      ----------------------------------
     Common Stock, $0.001 par value                  19,604,377


                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION


 Item 1. Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets at March 31, 2000 and December 31, 1999............     3

         Consolidated Statements of Operations for the three  months
         ended March 31, 2000 and 1999..................................................     4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999..................................................     5

         Notes to Consolidated Financial Statements.....................................     6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................     8

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................    18


                           PART II. OTHER INFORMATION

 Item 6. Exhibits.......................................................................    19


 SIGNATURE..............................................................................    20


                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                   March 31,        December 31,
                                                                                     2000              1999
                                                                                  ---------         ---------
                 ASSETS                                                          (Unaudited)         (Note)
                 Current assets:
                    Cash and cash equivalents                                     $  2,017            $  5,393
                    Short-term investments                                             996               1,041
                    Accounts receivable and other current assets                     1,671               2,541
                                                                                  --------            --------
                 Total current assets                                                4,684               8,975

                 Property and equipment, net                                         4,389               4,179
                 Investment in affiliate, net of amortization                        2,299               2,581
                 Other assets                                                        6,889               6,926
                                                                                  --------            --------
                                                                                  $ 18,261            $ 22,661
                                                                                  ========            ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                    Accounts payable                                              $  1,147            $    696
                    Accrued compensation and other accrued liabilities               2,436               2,867
                    Line of credit                                                   1,500               1,500
                    Current portion of debt obligations                              1,379               1,272
                    Deferred revenue                                                   574               1,820
                                                                                  --------            --------
                 Total current liabilities                                           7,036               8,155

                 Long-term debt obligations, net of current portion                  2,631               2,484
                 Deferred rent                                                         579                 512


                 Stockholders' equity:
                    Common stock, $.001 par value:
                      Authorized shares - 40,000,000
                      Issued and outstanding shares of 19,604,377 and
                        19,101,437 at March 31, 2000 and December 31, 1999,
                        respectively                                                    20                  19
                    Additional paid-in capital                                      89,738              89,067
                    Common stock issuable                                               16                  16
                    Deferred compensation                                             (356)               (489)
                    Accumulated deficit                                            (81,403)            (77,103)
                                                                                  --------            --------
                 Total stockholders' equity                                          8,015              11,510
                                                                                  --------            --------
                                                                                  $ 18,261            $ 22,661
                                                                                  ========            ========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                              ------------    ------------
                                                                                  2000            1999
                                                                              ------------    ------------
                                                                                       (Unaudited)
                 Revenues:
                    Compound revenues                                         $     1,449      $    365
                    Related party contract research                                   825           825
                    Contract research and other                                       277           840
                    Net sales                                                          39           105
                                                                              ------------    ------------
                                                                                    2,590         2,135

                 Costs and expenses:
                    Cost of sales                                                      35            59
                    Research and development                                        4,448         4,587
                    Selling, general and administrative                             2,166         1,796
                                                                              ------------    ------------
                                                                                    6,649         6,442
                                                                              ------------    ------------
                 Loss from operations before equity in losses
                   of affiliate                                                    (4,059)       (4,307)

                 Equity in losses of affiliate                                       (186)            -
                                                                              ------------    ------------
                 Loss from operations                                               (4,245)      (4,307)
                 Other income:
                    Interest income, net                                              (55)          114
                    Gain on sale of ChromaXome Corp.                                    -         1,513
                                                                              ------------    ------------
                 Net loss                                                     $    (4,300)    $  (2,680)
                                                                              ============    ============

                 Basic and diluted net loss per share                         $      (.22)    $    (.15)
                                                                              ============    ============

                 Shares used in computing basic and diluted
                   net loss per share                                              19,414        17,853
                                                                              ============    ============


See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       2000             1999
                                                                                     ---------        --------
                                                                                             (Unaudited)
                OPERATING ACTIVITIES
                Net loss                                                            $  (4,300)         $  (2,680)
                Adjustments to reconcile net loss to net cash flows
                   used in operating activities:
                     Depreciation and amortization                                        603                459
                     Amortization of note receivable discount                               -                (13)
                     Amortization of deferred compensation                                133                165
                     Equity in losses of affiliate                                        186                  -
                     Gain on sale of CXC                                                    -             (1,513)
                     Changes in operating assets and liabilities, net of
                       effects from the transfer of assets from sale of CXC in
                       1999:
                         Accounts receivable                                            1,027               (659)
                         Other current assets                                            (157)                99
                         Accounts payable                                                 451               (745)
                         Accrued compensation and other accrued liabilities              (429)               238
                         Deferred rent                                                     67                 83
                         Deferred revenue                                              (1,246)            (1,340)
                                                                                    ----------         ----------
                Net cash (used in) operating activities                                (3,665)            (5,906)

                INVESTING ACTIVITIES
                Purchase of short-term investments                                     (1,005)                 -
                Maturities of short-term investments                                    1,050              2,366
                Purchase of property and equipment                                       (543)              (170)
                Net proceeds from sale of CXC                                               -              1,705
                Other assets                                                             (138)               133
                                                                                    ----------         ---------
                Net cash (used in) provided by investing activities                      (636)             4,034

                FINANCING ACTIVITIES
                Principal payments under debt obligations                                (325)              (393)
                Proceeds from equipment notes and notes payable                           578                  -
                Issuance of common stock                                                  672                 45
                                                                                    ---------          ---------
                Net cash provided by (used in)  financing activities                      925               (348)
                                                                                    ---------          ----------
                Net (decrease) in cash and cash equivalents                            (3,376)            (2,220)

                Cash and cash equivalents at beginning of period                        5,393              9,755
                                                                                    ---------          ---------
                Cash and cash equivalents at end of period                          $   2,017          $   7,535
                                                                                    =========          =========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                Cash paid during the year for interest                              $     109          $      90
                                                                                    =========          =========


See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

    Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period, while diluted earnings per share also gives effect to all potential diluted common shares outstanding during the period such as those underlying outstanding options, warrants and convertible securities and contingently issuable shares. All common shares, outstanding options, warrants and convertible securities and contingently issuable shares have been excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

    Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the three years ended December 31, 1999, comprehensive loss is the same as net loss.

Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 2000.

3.  DEBT

LINE OF CREDIT

    In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provided funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% (9.0% at March 31, 2000) and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of March 31, 2000, the Company is in compliance with all debt covenants. In August 1999, the entire line of credit of $1.5 million was accessed and $1.5 million remains outstanding at March 31, 2000. In connection with the receipt of the line of credit, the Company issued a warrant to the lender to purchase up to 20,000 shares of the Company's common stock at $1.75 per share. The warrant expires on August 5, 2004.

LONG-TERM DEBT

    In March 2000, the Company obtained an equipment financing line in the amount of $600,000, of which the Company had accessed approximately $578,000 by March 31, 2000. The loan, which is secured by certain of the Company's equipment, bears interest of 13.337% and is to be repaid monthly over a four-year term.

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

4.        COMMON STOCK

    During the three months ended March 31, 2000, the Company issued 502,940 shares of common stock upon the exercise of options and warrants and as a result of participation in the Company's employee stock purchase plan, which shares are included in common stock outstanding at March 31, 2000.

5.       SUBSEQUENT EVENT

    In April 2000, the Company sold 3.7 million newly issued shares of its common stock to selected institutional and other accredited investors for net cash proceeds of approximately $10.1 million ("the Equity Financing"). In addition, the Company agreed to grant a warrant to the placement agent for the Equity Financing to purchase up to 220,000 additional shares of common stock at an exercise price of $5.375 per share.

    In addition, Trega obtained an additional equipment financing line of $1.4 million in April 2000. To date, the Company has not accessed any of this additional line of financing. Once the financing line is accessed, the loan will be secured by certain equipment and will be repaid over a four-year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES (INCLUDING THOSE SET FORTH BELOW, IN THE SECTION OF THIS ITEM 2 OF THIS QUARTERLY REPORT ON FORM 10-Q UNDER THE CAPTION "RISK FACTORS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999) THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

OVERVIEW

    Trega Biosciences, Inc. (the "Company," "Trega," "we" or "us" or "our") is focused on accelerating drug discovery from disease targets to clinical candidates through its iDiscovery-TM- technologies. Such technologies include
(i) the IDEA-TM- (In Vitro Determination for the Estimation of ADME (absorption, distribution, metabolism and excretion)) computerized predictive models for, among other things, the prediction and selection of compounds with essential drug-like characteristics for further development and (ii) Chem.Folio-Registered Trademark- combinatorial libraries for screening and optimization of potential drug candidates.

    Since its inception, Trega has utilized combinatorial chemistry as a foundation for its drug discovery activities: first, for the production of peptides, then mixtures of small molecules, and finally, for singles-based compound arrays. This technology has enabled Trega to develop and offer a wide range of small-molecule libraries, including its Chem.Folio-Registered Trademark- compound libraries, which are constructed in singles-based compound arrays. In 1993, Trega used its combinatorial chemistry technologies to discover a family of proprietary compounds that appear to influence the production and activity of certain cytokines through interaction with melanocortin receptors. These compounds include HP-228, which has competed a Phase II clinical trial in the treatment of post-operative pain in hip and knee replacements. As part of its activities, the Company formed collaborative partnerships in the area of drug discovery and development. Coinciding with this focus, Trega entered into collaborations with certain pharmaceutical companies to develop compounds active against certain melanocortin receptors.

    The continuing development of Trega's combinatorial chemistry libraries led to the development of information relevant to the drug discovery process, which information was regularly supplied to library purchasers. The development of this information and a growing belief in the importance of information in the drug discovery process caused the Company to investigate opportunities to acquire technologies directed at creating information germane to the drug discovery process. In 1998, Trega acquired its wholly owned subsidiary, NaviCyte, Inc. ("NaviCyte"), whose business included the development of products and services to facilitate the rapid screening of compounds for pharmacokinetic characteristics through the use of computer models. With the technology acquired from NaviCyte, Trega developed and released the first of the IDEA-TM- predictive models, the absorption module. The Company has combined its Chem.Folio-Registered Trademark- libraries and IDEA predictive models in a collection of technologies calleD iDiscovery-TM-.

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

    The timing and amounts of revenues from Trega's iDiscovery-TM- technologies, if any, may be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company will be required to conduct significant research and development during the next several years for the development of its predictive models and through the middle of next year to fulfill its obligations to Novartis. The Company has been unprofitable since its inception and, while the Company has set as an objective reaching positive quarterly cash flow by the end of 2000, the Company is unable to predict when, if ever, it will become profitable or give assurances that the Company's positive cash flow objective will be met. As of March 31, 2000, the Company's accumulated deficit was approximately $81.4 million.

RESULTS OF OPERATIONS

First Quarter 2000 Compared With First Quarter 1999

    The Company recorded revenues of $2.6 million for the three months ended March 31, 2000 compared with approximately $2.1 million for the same period in 1999. Revenues increased approximately $500,000, or 24%, over the same quarter in the prior year. This increase was due primarily to a $1.0 million increase in revenues from the sale of the Company's Chem.Folio-TM- combinatorial libraries. Partially offsetting this increase was a decrease in revenues from research conducted under collaborative research agreements due to the completion of certain agreements.

    As of March 31, 2000, the Company's financial statements reflect a liability for deferred revenue in the amount of approximately $574,000. This represents the excess of payments received from research collaborators over the revenue from libraries and cells shipped or work performed, and will be recognized when the correlative shipments are made or services are performed or the period for performance expires.

    The cost of sales of $35,000 in the first quarter of 2000 was primarily related to revenues from the sale of the Company's Chem.Folio-TM- combinatorial libraries as well as Caco-2 cells, compared to the cost of sales in the first quarter of 1999 of $59,000, which were primarily related to device sales.

    The Company's research and development expenses remained substantially unchanged for the three months ended March 31, 2000. Costs were primarily related to increased activity in the Company's Chem.Folio-TM- program as well as continued development of its iDiscovery-TM- technologies. Any increase was substantially offset by a decrease in expenses from research carried out to support internal drug discovery programs.

    The Company's selling, general and administrative expenses total approximately $2.2 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase of approximately 21%, was due primarily to the fact that in June of 1999 Trega began to establish a direct sales, marketing, and business development organization to support the distribution of Trega's products and services. In addition, the Company recognized non-cash amortization expense as a result of an investment in ChemNavigator.com, Inc., which was not in place during the comparative quarter last year.

    The Company's interest income decreased to approximately $66,000 for the quarter ended March 31, 2000, compared to $181,000 for the same quarter in 1999. The decrease was a result of lower cash balances.

    Interest expense for the three months ended March 31, 2000 and 1999 was approximately $121,000 and $67,000, respectively. The increase in interest expense for the quarter results from obligations related to a line of credit and additional equipment financing, neither of which were in place during the comparative quarter last year.

    In March 1999, the Company recorded a gain, which did not occur in the quarter ended March 31, 2000, of approximately $1.5 million in connection with the sale of the assets of ChromaXome Corp. ("ChromaXome").

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception through March 31, 2000, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through its former subsidiary, Multiple Peptide Systems, Inc. "MPS"), sales of its businesses believed to be no longer strategic to the Company and interest income. At March 31, 2000, the Company had cash, cash equivalents and short-term investments aggregating $3.0 million compared to $6.4 million on December 31, 1999. The Company has invested a significant portion of its excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. (See "Item 3 - Qualitative and Quantitative Disclosure About Market Risk" below.)

    The Company intends to fund a significant portion of its business with revenues derived from Trega's iDiscovery-TM- technologies that include Chem.Folio-Registered Trademark- libraries and services and IDEA-TM- predictive models. The Chem.Folio-Registered Trademark- libraries and services include: (i) Chem.Folio-Registered Trademark- screening libraries which offer off-the-shelf compound libraries for immediate screening for compounds active against a particular biological target or hit finding, (ii) custom synthesis based on customer templates and chemical motifs, and (iii) rapid creation of chemical analogues using Chem.Folio's-Registered Trademark- virtual library and proprietary Tea Bag synthesis technology. Additionally, IDEA-TM- predictive models are a set of physiologically and structure based computer simulations that Trega is developing to predict the ADME characteristics of compounds. The timing and amounts of revenues from Trega's iDiscovery-TM- technologies, if any, may be subject to significant fluctuations and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. The Company has been unprofitable since its inception and the Company is unable to predict when, if ever, it will become profitable.

         The decrease in cash and cash equivalents in the first quarter of 2000 amounted to approximately $3.4 million. Cash used to fund operating activities of $3.7 million was offset, in part, by $578,000 in proceeds from the Company's equipment notes payable as well as $672,000 in issuances of the Company's common stock. Additionally, the Company purchased $543,000 of property and equipment as well as made $325,000 in principal payments under debt obligations. The amounts invested in property and equipment were funded, in part, by equipment financing lines. Although not included in the first quarter of 2000, in April, 2000, the Company sold approximately 3.7 million newly issued shares of Trega Biosciences, Inc. common stock to selected institutional and other accredited investors for approximately $10.1 million in net proceeds. (See "Notes 3 and 5 to the Company's Consolidated Financial Statements".)

    In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% (9% at March 31, 2000) and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of March 31, 2000, the Company is in compliance with all debt covenants. In August 1999, the entire line of credit of $1.5 million was accessed and $1.5 million remains outstanding at March 31, 2000. In connection with the receipt of the line of credit, the Company issued a warrant to the lender to purchase up to 20,000 shares of the Company's common stock at $1.75 per share. The warrant expires on August 5, 2004.

    In March 2000, the Company obtained an equipment financing line of $600,000, of which it had accessed approximately $578,000 by March 31, 2000. The loan, which is secured by certain equipment, bears interest of 13.337% and is to be repaid monthly over a four-year term. In addition, Trega obtained an additional equipment financing line of $1.4 million in April 2000. To date, the Company has not accessed any of this additional line of financing. Once the financing line is accessed, the loan will be secured by certain equipment and will be repaid over a four-year term.

    In connection with certain other equipment financing lines, the Company must meet certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing. Due to certain covenant violations, the Company has provided required security deposits and therefore has fulfilled its obligations related to the covenants. The security deposits are included in other assets in the consolidated balance sheet.

    During 1998, the Company moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility requires annual rent payments of approximately $1.7 million and is subject to a 3.5% annual escalation clause.

    In June 1999, the Company signed a Mutual Release with Dura Pharmaceuticals ("Dura") which releases the parties from certain responsibilities set forth by the original research agreement signed in February 1996 and terminates the original research agreement other than in certain limited regards. Under the original research agreement, the Company was committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and Company compounds (such as HP 228). As of March 31, 2000, the obligation under the Mutual Release with Dura had been paid by the Company.

    The Company intends to use its financial resources primarily to fund research and development relating to the expansion of its Chem.Folio-Registered Trademark- combinatorial chemistry library inventories and its IDEA-TM-computerized predictive models. The amounts actually expended for each purpose may vary significantly.

    Assuming a level of Chem.Folio-Registered Trademark- compound library revenues for the next twelve months that is comparable to Chem.Folio-Registered Trademark- compound library revenues in fiscal 1999 (a portion of which is covered by existing product sales agreements) we anticipate that our existing capital resources, funding under an existing research and development collaboration, and our currently available property and equipment financing and line of credit, will be sufficient to fund our current and planned operations through the next 12 months. The failure to materialize of any one or more of its anticipated sources of revenue could have a material adverse impact on us.

    We intend to consider the acquisition or licensing of technologies that will add value to our iDiscovery-TM- technologies. We anticipate that we will be required to raise additional capital over a period of several years in order to acquire such complementary technologies. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our acquisition activities, which could have a material adverse effect on us.

    In March 2000, the Board of Directors, subject to stockholder approval, reserved an additional 2.5 million shares for issuance under the Company's 1996 Stock Incentive Plan.

OTHER MATTERS

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent less than $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

    THIS DISCUSSION OF THE COMPANY'S Y2K STATUS CONSTITUTES A "YEAR 2000 READINESS DISCLOSURE" AS THAT ITEM IS DEFINED IN THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

RISK FACTORS

    THE COMPANY WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S ACTUAL CONSOLIDATED RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; IRREGULAR REVENUE FLOW

    We have experienced significant operating losses since inception. For the years ended December 31, 1999, 1998 and 1997, we had net losses of approximately $8.7 million, $12.8 million and $9.4 million, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $77.1 million.

    We expect that our ability to achieve profitability will be in large part dependent upon our ability to market and sell our iDiscovery-TM- technologies, which includes our IDEA-TM- predictive models and Chem.Folio-Registered Trademark- compound libraries. There can be no assurance that we will be successful in marketing our products in a manner, including through collaborative ventures, which will result in additional revenues. Although we changed our strategic focus to concentrate on the development and marketing of our iDiscovery-TM- technologies, we still depend in part on revenues from collaborative arrangements in our internal drug discovery programs. There can be no assurance that we will be successful in entering into additional collaboration arrangements that will result in revenues or that we will receive additional revenues under existing collaboration arrangements in our internal drug discovery programs. If we are unable to receive significant additional revenues from our iDiscovery-TM- or internal drug discovery programs, we expect to incur additional operating losses in the future and expect cumulative losses to increase as our research and development efforts are expanded. Any revenues from the achievement of milestones, royalties or license fees from the discovery, development or sale of a commercial drug by a collaborator are not expected to be material to our financial position for several years, if at all. We have been unprofitable since our inception and, while we have set as an objective reaching positive quarterly cash flow by the end of 2000, we are unable to predict when, if ever, we will become profitable or give assurances that our positive cash flow objective will be met.

    As a result of factors affecting our business (including the importance to us of collaborative arrangements and our inability to control the actions, timing, funding or success of our current and potential collaborative partners), our revenues may vary substantially from period to period. In addition, we have limited experience marketing our first IDEA-TM- module, the absorption module, which was launched in December 1999. We believe that the absorption module is the first of its kind. As such, we anticipate that initial customers for the IDEA-TM- absorption module will wish to perform extensive validation studies. The sales cycle of such product is therefore unknown. Thus, our results for any one period may not be indicative of the results that can be expected for any other period.

NEW AND UNCERTAIN TECHNOLOGIES AND BUSINESS

    Drug discovery methods based upon the IDEA-TM- predictive models and combinatorial chemistry technologies, such as our Chem.Folio-Registered Trademark- libraries, are new compared to traditional methods of drug discovery. There can be no assurance that such methods will lead to the discovery or development of commercial pharmaceutical products or that we will be able to employ these or other methods of drug discovery successfully. Moreover, our technology development programs, including certain of the IDEA-TM- modules, such as metabolism, are at early stages of development or have not yet commenced, and there can be no assurance that such technology programs will be developed, employed or commercialized successfully, work efficiently or otherwise enhance our ability to engage in the acceleration of the drug discovery process. The efficacy of the IDEA-TM- predictive models, the types of combinatorial libraries we are capable of offering, the nature of the compounds we are able to synthesize, and the relative value of any other drug development technologies that we may be able to provide will, in large part, determine the demand for our drug discovery capabilities. An inability to offer competitive or commercially viable predictive technologies or compound libraries or other drug discovery technologies, or an inability to synthesize compounds that have actual or potential utility, would have a material adverse effect on us. Failures in the field of drug discovery, including predictive models and combinatorial chemistry, could also have a material adverse effect on us.

EARLY STAGE OF PRODUCT DEVELOPMENT

    Certain of our technology development programs, including our IDEA-TM-predictive technologies, may not result in additional products or services that can be utilized within the foreseeable future, if ever. Although the IDEA-TM-consortium has validated the IDEA-TM- predictive technologies, potential customers have not commercially validated them. There can be no assurances that these programs will be successfully completed or result in products or services that are efficacious, perceived as valuable by pharmaceutical partners or customers, useful in our internal development programs or otherwise an enhancement to our ability to accelerate the drug discovery process.

    Our internal drug discovery programs, including our program with respect to potential drug candidates for the treatment of diseases believed to be mediated by the melanocortin receptor pathway, are at early stages. We only intend to proceed with such internal drug discovery programs if, and to the extent, collaborators fund them. The development of any lead compounds resulting from our research and development programs, such as HP-228, will be under the control of our partners. In addition, such compounds are not expected to be commercially available for a number of years, if ever, even if any such compounds are successfully developed and are proven to be safe and effective. There can be no assurances that any of our product development efforts will be successfully completed, that development arrangements with pharmaceutical partners will be established on acceptable terms, if at all, that regulatory approvals will be obtained or will be as broad as sought, that any candidate products will be capable of being produced in commercial quantities at reasonable cost, or that any products, if introduced, will achieve market acceptance or profitability.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The commitment of substantial additional funds is required to continue our development of the IDEA-TM- predictive models and to maintain the competitiveness of our combinatorial chemistry technologies. Our future capital requirements will depend on many factors, including, among others: (i) continued scientific progress in our research and development programs, (ii) the costs involved in developing and refining the IDEA-TM- predictive models, (iii) the costs involved in further developing and sustaining internal combinatorial chemistry, including the Chem.Folio-Registered Trademark- compound libraries,
(iv) the costs involved in developing additional drug discovery technologies,
(v) the revenues generated by the sale and/or licensing of our IDEA-TM-predictive models and Chem.Folio-Registered Trademark- combinatorial libraries,
(vi) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (vii) competing technological and market developments, and (viii) changes in our existing collaborations. While we have set an objective of reaching positive quarterly cash flow by the end of 2000, we cannot provide assurances that such objective will be met. In the event that we are unable to meet this goal, assuming a level of Chem.Folio-Registered Trademark-compound library revenues for the next twelve months that is comparable to Chem.Folio-Registered Trademark- compound library revenues in fiscal 1999 (a portion of which is covered by existing product sales agreements) we anticipate that our existing capital resources, funding under an existing research and development collaboration, and our currently available property and equipment financing and line of credit, will be sufficient to fund our current and planned operations through the next 12 months. The failure to materialize of any one or more of its anticipated sources of revenue could have a material adverse impact on us.

    We intend to consider the acquisition or licensing of technologies that will add value to our iDiscovery-TM- technologies. We anticipate that we will be required to raise additional capital over a period of several years in order to acquire such complementary technologies. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our acquisition activities, which could have a material adverse effect on us.

DEPENDENCE ON COLLABORATORS

    Our strategy for the utilization and development of our drug discovery technologies, such as the iDiscovery-TM- technologies depends, at least in part, upon the formation of collaborations and arrangements with corporate collaborators, licensors, licensees and others. We intend to proceed with our internal drug discovery programs and the development, clinical testing, manufacturing and commercialization of any lead compounds only if collaborators are available to fully fund such programs. There may only be a limited number of pharmaceutical and biotechnology companies that would potentially collaborate with us. Historically, pharmaceutical and biotechnology companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. Pharmaceutical and biotechnology companies must be convinced that our drug discovery technologies and expertise justify outsourcing these programs to us. The amount and timing of resources that current and future collaborators, if any, devote to collaborations with us are not within our control. There can be no assurance that such collaborators will perform their obligations as expected or that we will derive any additional revenue from such arrangements. Because our arrangements with our collaborators may entail the provision of identical or similar libraries, or compound technologies or information to multiple parties, there can be no assurance that conflicts will not arise between collaborators as to proprietary rights to particular libraries or particular compounds in our libraries. Moreover, our collaborations and licenses may be terminated under certain circumstances by the other parties thereto, which terminations could result in us relinquishing rights to products, if any, developed jointly with our collaborators. Any such conflicts or terminations could have a material and adverse effect on us.

    There can be no assurance that (i) our present or any future collaborators will not pursue their existing or alternative technologies in preference to ours, (ii) any product will be developed and marketed as a result of such collaborations or (iii) we will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such current or future collaborative arrangements will be successful. To the extent that we choose not to or are unable to establish such arrangements, (i) it will require substantially greater capital to undertake the research, development and marketing of products, such as our IDEA-TM- predictive models and Chem.Folio-Registered Trademark- libraries, at our own expense and (ii) in the case of our internal drug discovery programs, we will not pursue the continuation of such programs. In addition, we may encounter significant delays in developing compounds or find that the development, manufacture or sale of our proposed products is materially and adversely affected by the absence of such collaborative agreements.

COMPETITION

    We are engaged in a highly competitive and rapidly changing industry. Our IDEA-TM- predictive models compete not only with the products of other predictive modeling companies, but also companies employing more mature and established technologies, including cell-based and animal testing technologies. Our combinatorial chemistry business competes with other combinatorial chemistry companies and companies that may utilize other technologies for the same objectives. Competition from fully integrated pharmaceutical companies, biotechnology companies and other drug discovery companies is intense and is expected to increase. Many pharmaceutical and biotechnology companies, which represent the largest potential market for our predictive models, combinatorial chemistry and other drug discovery technologies, have developed or are developing internal predictive modeling and/or combinatorial chemistry programs or have entered into collaborations with companies conducting such programs. Many of these pharmaceutical and biotechnology companies, as compared with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing which may be competitive with our efforts. These companies and institutions compete with us in recruiting and retaining highly qualified management, scientific, software development and other personnel. There is also competition for access to novel pharmacophores, and any inability by us to develop novel pharmacophores would have a material adverse effect on us. There can be no assurance that our competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than us, thus rendering our technologies and/or products obsolete, non-competitive or uneconomical.

    A number of companies have indicated that they have developed or are developing predictive models. We are aware of one company that has launched a product that might be competitive with the IDEA-TM- predictive models. We believe that the principal competitive factors affecting our market in the predictive modeling industry include performance, price, ease of use, product reputation, patent position, quality, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although we believe that we currently compete favorably with respect to such factors, there can be no assurance that we can maintain such a position against current or potential competitors in the predictive modeling industry.

    In combinatorial chemistry and other drug discovery technologies, we face competition based on a number of factors, including price, size, diversity of libraries, ease of use of libraries, purity, target specificity, speed and costs of identifying and optimizing potential lead compounds, access to novel pharmacophores, patent position and the ability to provide drug discovery technologies desired by or useful to potential partners. In view of the competitive nature of our industry, we expect to face continued and substantial downward pressure on the prices that we are able to charge for our products and services.

    In addition, products and therapies that will compete directly with any compounds that we seek to develop (such as HP-228), or that our collaborative partners may seek to develop, currently exist or are being developed. In product development and marketing, we and our collaborative partners will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

PATENTS AND PROPRIETARY TECHNOLOGY

    Our success will depend in part on our ability to obtain patents for our methodologies and the compounds and other products, if any, resulting from the application of such methodologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, and companies utilizing drug discovery technologies such as predictive modeling and combinatorial chemistry (including us), are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that we will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect our technologies or products. Pending patent applications for which rights are uncertain include applications being prosecuted by us with respect to our IDEA-TM- predictive technologies, combinatorial chemistry libraries and certain uses for HP-228. There can be no assurance that our patents of, or with respect to which rights have been licensed to us, will not be challenged, invalidated or circumvented, or that the rights granted or licensed to us will provide us with proprietary protection or competitive advantages. Such patents include a U.S. patent for the Tea Bag technology, which is licensed to us, and our U.S. patent for the composition of matter of HP-228 and certain uses of HP-228. The U.S. patent on the Tea Bag technology, that we believe is important to our business, expires in 2003. Competitors (some of which have, or are affiliated with companies having, substantially greater resources than us) may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights to or the use of certain methodologies relating to products or processes competitive with ours or which could block our efforts to obtain patents or conduct our business.

    A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the fields of combinatorial chemistry and other drug discovery technologies and with respect to products and therapies that may have potential uses which are similar to the our current research and development areas. Our commercial success will depend in part on not infringing patents and not breaching the patent and know-how licenses upon which any of our technologies or compounds is based or having such licenses breached or terminated by others. Certain patent applications or patents may conflict with our patent applications and patents either by claiming the same methods or compounds or by claiming methods or compounds that would dominate ours. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the U.S. Patent and Trademark Office ("PTO") so that we cannot determine the inventions being claimed in pending patent applications filed by our competitors in the PTO. Any such conflicts could result in a significant reduction of the coverage of our issued or licensed patents and our ability to obtain issuance of significant patent protection from our applications. In addition, if patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any license is required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all. If such licenses are not obtained, we could be prevented from pursuing the development or commercialization of our technologies or potential products. Our breach of an existing license or failure to obtain a license to any technology that we may need to commercialize our technologies or potential products may have a material adverse impact on us.

    Litigation, which could result in substantial costs to us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction or that an alleged infringer would be found to be infringing. Further, with respect to certain technology in-licensed by us, we do not have the right to control any litigation with respect to such technology. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could have a material adverse effect on us. Moreover, merely the uncertainties resulting from commencement and continuation of any technology-related litigation could have a material adverse effect on our ability to compete in the marketplace or raise capital, pending resolution of the disputed matters. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings declared by the PTO to determine the priority of the invention, which could result in substantial cost to us, even if the outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or discontinue using the technology.

    We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. We attempt to protect our proprietary technology and processes in part through confidentiality agreements with our employees, consultants and certain contractors. There can be no assurance, however, that these agreements will not be breached or terminated, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We, as well as our consultants and research collaborators in their work for us, use intellectual property owned by others. Disputes may arise as to the rights in technology resulting from collaborations and in the related know-how and inventions. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors.

CACO-2 CELL LICENSES

    We presently receive a limited amount of revenues from the sale by us of non-exclusive Caco-2 cell licenses. Although we believe that the Caco-2 cell line is currently the most widely used cell line for in-vitro estimation of the oral absorption of compounds, there can be no assurances that third parties will continue to use such cells or seek to license related rights or acquire Caco-2 cells or any derivatives from us. Furthermore, we are aware that certain third parties are claiming the right to use Caco-2 cells without a license from us. The enforcement of our rights would require litigation.

MANAGEMENT AND EMPLOYEES

    Our success will depend upon the effective management of our drug discovery technologies and capabilities and current and prospective collaborative relationships, including maintaining confidentiality of the research being provided for collaborators as well as the maintenance and further development of our technologies in our research and development programs. We are highly dependent on the principal members of our management, scientific and software development staff, the loss of whose services might adversely impact the achievement of our goals. To further develop our technologies (including our IDEA-TM- predictive models and combinatorial chemistry), and to pursue our product development plans, we will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with software development expertise. These requirements, as well as the management of current and prospective collaborative arrangements, are expected to demand the addition of management personnel and the development of additional expertise by existing management personnel. There is currently a shortage of skilled candidates, which is likely to continue. As a result, competition for skilled personnel by pharmaceutical, biotechnology and software companies, universities, and other research institutions is intense, and the turnover rate can be high. Failure to recruit and retain personnel could impair our ability to develop products and services and to pursue additional collaborations.

GOVERNMENT REGULATION

    The manufacturing and marketing of certain products developed by our collaborators or us will be subject to regulation for safety and efficacy by governmental authorities in the U.S. and other countries. In the U.S., pharmaceuticals are subject to rigorous regulation by the Food and Drug Administration ("FDA"). The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

    For marketing outside the U.S., we and our collaborators will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

    With respect to any potential products that enter clinical trials (such as HP-228), there can be no assurance that our collaborators will be permitted to continue or undertake new human clinical testing of such potential products, or, if permitted, that such potential products will be demonstrated to be safe and efficacious. Our lead compounds, or those of our collaborators, may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of our potential products or those of our collaborators will ultimately obtain FDA or foreign marketing approval for any indication, that an approved compound will be capable of being produced in commercial quantities at reasonable cost or that any such compound will be successfully marketed. Furthermore, even if approval is ultimately obtained, delays in the approval process could have a material adverse effect on us.

    In addition to regulations enforced by the FDA, we are also subject to other regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the United States Department of Agriculture, and other federal, state and local laws and regulations.

MANUFACTURING

    We have no manufacturing facilities for our pharmaceutical products and will need to rely on our collaborators or contract manufacturers to produce these items (including any compounds for clinical trials and commercialization). Our products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Moreover, contract manufacturers must adhere to GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

RISK OF PRODUCT LIABILITY; POTENTIAL UNAVAILABILITY OF INSURANCE

    Our business may expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products and other facets of the drug development process. We do have product liability insurance, but there can be no assurance that we will be able to maintain such insurance on acceptable terms or that this insurance will provide adequate coverage against potential liabilities. We also have clinical trial liability insurance, but there can be no assurance that we will be able to maintain such insurance for any of our clinical trials or that such insurance will provide adequate coverage against potential liabilities.

POTENTIAL LIABILITY REGARDING HAZARDOUS MATERIALS

    Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

POSSIBLE VOLATILITY OF STOCK PRICE

    The market prices for securities of life sciences companies have been highly volatile and the market has experienced significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products or failures of potential products by us, our collaborators or our competitors, developments in our relationships with current or future collaborative partners, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to compounds under development by us or our collaborators, regulatory developments in both the U.S. and foreign countries, public concern as to the efficacy of predictive models, combinatorial chemistry or other new drug discovery technologies, changes in reimbursement policies, general market conditions, as well as quarterly fluctuations in our revenues and financial results and other factors, may have a significant impact on the market price of our Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" may have a material adverse impact on such market price.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS AND DELAWARE LAW

    Our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power and other rights of the holders of our Common Stock. Although we have no current plans to issue any shares of preferred stock, the issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our Common Stock or limit the price that investors might be willing to pay in the future for shares of our Common Stock. Our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of our by-laws, Certificate of Incorporation and Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. In addition, we are subject to Section 203 of the General Corporate Law of Delaware which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock (an "interested stockholder") for a period of three years from the date the stockholder becomes an interested stockholder. These provisions, and certain other provisions of the Certificate of Incorporation and our by-laws, may have the effect of delaying or preventing a change of control of the Company without action by the stockholders and, therefore, could adversely affect the price of our Common Stock.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND HEALTH CARE REFORM

    We expect that significantly all of our revenues in the foreseeable future will be derived from products and services provided to the pharmaceutical and biotechnology industries. Accordingly, our success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for our products and services. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. It is uncertain what legislative proposals may be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. To the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of pharmaceutical or biotechnology companies that are actual or prospective customers for our products and services, our market value, access to financing, business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain available for sale securities. The Company invests its excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, the Company believes that, while the securities the Company holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

    PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         Exhibit No.       Description
         -----------       -----------
            27.1           Financial Data Schedule


      (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Trega Biosciences, Inc.

Date: May 15, 2000          /s/ Michael G. Grey
                            ----------------------------------
                            Michael G. Grey
                            President and Chief Executive Officer
                            (Principal Executive Officer)

                            /s/ Gerard A. Wills
                            ----------------------------------
                            Gerard A. Wills
                            Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)