Form 10-Q
period 2000-06-30
TREGA BIOSCIENCES INC
filed 2000-08-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                  9880 CAMPUS POINT DRIVE, SAN DIEGO, CA 92121
                                 (858) 410-6500
      (Address, including zip code, and telephone, including area code, of registrant's principal executive offices)


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at June 30, 2000
         ------------------------------        ----------------------------
         Common Stock, $0.001 par value                  23,298,836

                             TREGA BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets at June 30, 2000 and December 31, 1999

        Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999

        Consolidated Statements of Cash Flows for the three and six months ended June 30, 2000 and 1999

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURE

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                  June 30,          December 31,
                                                                    2000                1999
                                                               -----------          ------------
                                                               (Unaudited)             (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  6,018            $  5,393
   Short-term investments                                           3,700               1,041
   Accounts receivable and other current assets                     2,612               2,541
                                                                 --------            --------
Total current assets                                               12,330               8,975

Property and equipment, net                                         4,245               4,179
Investment in affiliate, net of amortization                        2,050               2,581
Other assets                                                        6,814               6,926
                                                                 --------            --------
                                                                 $ 25,439            $ 22,661
                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $    774            $    696
   Accrued compensation and other accrued liabilities               2,178               2,867
   Line of credit                                                   1,500               1,500
   Current portion of debt obligations                              1,516               1,272
   Deferred revenue                                                 1,379               1,820
                                                                 --------            --------
Total current liabilities                                           7,347               8,155

Long-term debt obligations, net of current portion                  2,274               2,484
Deferred rent                                                         634                 512


Stockholders' equity:
   Common stock, $.001 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares of 23,298,836 and
       19,101,437 at June 30, 2000 and December 31, 1999,
       respectively                                                    23                  19
   Additional paid-in capital                                     100,083              89,067
   Common stock issuable                                               16                  16
   Deferred compensation                                             (387)               (489)
   Accumulated deficit                                            (84,551)            (77,103)
                                                                 --------            --------
Total stockholders' equity                                         15,184              11,510
                                                                 --------            --------
                                                                 $ 25,439            $ 22,661
                                                                 ========            ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)

                                                 Three Months Ended June 30,        Six Months Ended, June 30,
                                                ----------------------------       ---------------------------
                                                    2000            1999               2000            1999
                                                ------------    ------------       ------------   ------------
                                                         (Unaudited)                       (Unaudited)
Revenues:
   Compound revenues                            $        861     $     1,196        $    2,310      $   1,561
   Related party contract research                       825             825             1,650          1,650
   Contract research and license fees                    355             540               633          1,381
   Net sales                                               6              84                44            189
                                                ------------     -----------        ----------      ---------
                                                       2,047           2,645             4,637          4,781

Costs and expenses:
   Cost of sales                                          72              99               107            158
   Research and development                            4,151           4,353             8,599          8,941
   Selling, general and administrative                 2,131           1,709             4,297          3,505
                                                ------------     -----------        ----------      ---------
                                                       6,354           6,161            13,003         12,604
                                                ------------     -----------        ----------      ---------
Loss from operations before equity
   in losses of affiliate                             (4,307)         (3,516)           (8,366)        (7,823)

Equity in losses of affiliate                           (154)              -              (340)             -
                                                ------------     -----------        ----------      ---------
Loss from operations                                  (4,461)         (3,516)           (8,706)        (7,823)
Other income:
   Interest income, net                                  313              27               258            141
   Gain on sale of ChromaXome                          1,000               -             1,000          1,513
                                                ------------     -----------        ----------      ---------
Net loss                                        $     (3,148)    $    (3,489)       $   (7,448)     $  (6,169)
                                                ============     ===========        ==========      =========

Basic and diluted net loss per share            $       (.14)    $      (.19)       $     (.35)     $    (.34)
                                                ============     ===========        ==========      =========
Shares used in computing basic and diluted
  net loss per share                                  23,191          18,053            21,302         17,953
                                                ============     ===========        ==========      =========

See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -----------------------------
                                                                               2000                1999
                                                                            -----------         ---------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                     $  (7,448)         $  (6,169)
Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                               1,227              1,007
     Amortization of note receivable discount                                       --                (25)
     Amortization of deferred compensation                                         313                326
     Equity in losses of affiliate                                                 340                 --
     Gain on sale of CXC                                                        (1,000)            (1,513)
     Changes in operating assets and liabilities, net of
       effects from the transfer of assets from sale of CXC in 1999:
         Accounts receivable and other current assets                              (71)            (1,070)
         Accounts payable                                                           77               (528)
         Accrued compensation and other accrued liabilities                       (688)               134
         Deferred rent                                                             122                156
         Deferred revenue                                                         (441)            (1,018)
                                                                             ---------          ---------
Net cash (used in) operating activities                                         (7,569)            (8,700)

INVESTING ACTIVITIES
Purchase of short-term investments                                              (3,708)                --
Maturities of short-term investments                                             1,050              5,453
Purchase of property and equipment                                                (755)              (630)
Net proceeds from sale of CXC                                                    1,000              1,705
Other assets                                                                      (236)               143
                                                                             ---------          ---------
Net cash (used in) provided by investing activities                             (2,649)             6,671

FINANCING ACTIVITIES
Principal payments under debt obligations                                         (750)              (684)
Issuance of equipment notes and notes payable                                      783                442
Issuance of common stock                                                        10,810                 55
                                                                             ---------          ---------
Net cash provided by (used in)  financing activities                            10,843               (187)
                                                                             ---------          ---------
Net increase (decrease) in cash and cash equivalents                               625             (2,216)

Cash and cash equivalents at beginning of period                                 5,393              9,755
                                                                             ---------          ---------
Cash and cash equivalents at end of period                                   $   6,018          $   7,539
                                                                             =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                       $     254          $     170
                                                                             =========          =========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Deferred compensation                                                        $     210          $      --
                                                                             =========          =========

See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Comprehensive Income (Loss)

         Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the three and six months ended June 30, 2000 and 1999, comprehensive loss is the same as net loss.

3.  DEBT

LINE OF CREDIT

         In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provided funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% (10.25% at June 30, 2000) per annum and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of June 30, 2000, the Company is in compliance with all debt covenants. In August 1999, the entire line of credit of $1.5 million was accessed and $1.5 million remains outstanding at June 30, 2000. In connection with the receipt of the line of credit, the Company issued a warrant to the lender to purchase up to 20,000 shares of the Company's common stock at $1.75 per share. The warrant expires on August 5, 2004. In July 2000, the Company entered into an agreement that extended the term of the line of credit by one month to September 2000, and the Company is currently in negotiations with the lender to extend the term for an additional 12 months.

LONG-TERM DEBT

         In March 2000, the Company obtained an equipment financing line in the amount of $600,000, of which the Company had accessed approximately $578,000 by June 30, 2000. The loan, which is secured by certain of the Company's equipment, bears interest of 13.337% per annum and is to be repaid monthly over a four-year term.

         In addition, Trega obtained an additional equipment financing line of $1.4 million in April 2000. To date, the Company has not accessed any of this additional line of financing. Once the financing line is accessed, the loan will be secured by certain equipment and will be repaid over a four-year term.

         In connection with certain equipment financing lines, the Company must meet certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing lines. Due to certain covenant violations, the Company has provided required security deposits and therefore has fulfilled its obligations related to the covenants. The security deposits are included in the other assets line item in the consolidated balance sheet.

4.  COMMON STOCK

         During the three and six months ended June 30, 2000, the Company issued 27,791 and 530,731 shares of common stock, respectively, upon the exercise of options and warrants and as a result of participation in the Company's employee stock purchase plan, which shares are included in common stock outstanding at June 30, 2000.

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

5.  LOAN TO AFFILIATE

         In June 2000, the Company made a short term secured loan of $250,000 to ChemNavigator.com, Inc., an affiliate of the Company. The note bears interest at a rate of 12% per year and is secured by Company stock owned by ChemNavigator. All unpaid principal together with all accrued but unpaid interest are due and payable to the Company on September 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECTS," "BELIEVES," "ESTIMATES," "PLANS," "INTENDS," "ANTICIPATES" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES (INCLUDING THOSE SET FORTH BELOW IN THE SECTION OF THIS ITEM 2 OF THIS QUARTERLY REPORT ON FORM 10-Q UNDER THE CAPTION "RISK FACTORS" AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999) THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN OUR EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

OVERVIEW

         We primarily develop and market products designed to assist pharmaceutical and biotechnology companies in the identification of drug candidates and to accelerate the traditional drug discovery process. These products include our proprietary iDiscovery-TM- technologies, comprised of our Chem.Folio-Registered Trademark- chemical compounds and our IDEA-TM-software. We also conduct an internal drug discovery program in the areas of obesity, diabetes and syndrome X, a syndrome associated with obesity and diabetes, involving the human body's resistance to insulin.

The Opportunity

         Traditional drug discovery involves several sequential steps, creating a time-consuming process with a high attrition rate. In order to discover a drug, scientists first must identify targets in the human body. Targets are biological molecules that cause medical conditions or diseases. Most drugs work by binding to a target and changing the target's function or activity. Thus, after selecting a target, scientists then must identify those chemical compounds that change the target's function. These compounds are known as "hits." Scientists often identify hits by first acquiring hundreds of thousands of chemical compounds. This large quantity of compounds, otherwise known as a compound library, may be generated by a technology called combinatory chemistry. Combinatorial chemistry permits the rapid creation of hundreds of thousands of chemical compounds through automated techniques. Prior to the advent of combinatorial chemistry, chemists had to create new compounds one at a time.

         The generated compounds are then tested, or screened, against the selected target. Such screening may identify hundreds of hits. Then, in a series of labor intensive and time consuming steps, scientists determine how the human body absorbs, distributes, metabolizes and excretes these hits and whether they are toxic. The pharmaceutical industry refers to these characteristics as ADMET (absorption, distribution, metabolism, excretion and toxicity). Scientists then chemically modify the hits to identify those with the appropriate activity and ADMET characteristics for potentially safe and effective use in humans. This entire process of determination and modification is called "lead optimization" and results in the identification of drug candidates. Traditionally, lead optimization involves the use of animal models, which is slow and inefficient and poorly predicts successful human drug candidates. It takes approximately three to five years for scientists to complete this initial phase of drug discovery. A drug candidate then undergoes preclinical development and three phases of human clinical development before receiving marketing approval from the U.S. Food and Drug Administration. The entire process from target selection to FDA approval of a drug typically ranges from 12-16 years, and the failure rate is high.

Our Solution

         We believe that our iDiscovery-TM- technologies increase the likelihood of clinical success by identifying those hits with essential drug-like characteristics at the early stages of the drug discovery process. Therefore, we believe our products and services will improve the probability of success and result in a shorter drug discovery process.

         CHEM.FOLIO-Registered Trademark- COMPOUNDS LIBRARIES AND SERVICES. These include:

         - off-the-shelf chemical compounds available for immediate screening against a selected target, and rapid manufacture of closely related compounds, or analogues, if requested by a customer;

         -    chemical compounds made to a customer's specifications;

         - information that will enable a customer to make additional quantities of the chemical compounds; and

         - information on the solubility, or the ability of the compound to dissolve, and cytotoxity, the toxic effect of the compound on cells, of the Chem.Folio-Registered Trademark- compounds.

         We believe that the information provided to our customers will help them determine whether the compounds would be appropriate drug candidates at a much earlier stage of the drug development process than under traditional methods of discovery. In addition to a direct sales effort, we offer our compounds over the Internet through an electronic commerce company, ChemNavigator.com, Inc. and through screening companies, including EVOTEC BioSystems AG.

         IDEA-TM- PREDICTIVE MODELS. IDEA-TM- predictive models are computer simulation programs. We commercially launched one predictive model, the IDEA-TM- absorption module, designed to predict the absorption characteristics of chemical compounds in humans. We based the development of this absorption module on human clinical data provided by a consortium of major pharmaceutical companies. In addition, we plan to develop other models to predict the other ADMET characteristics and offer our predictive models over the Internet. We believe that our IDEA-TM- predictive models will reduce the time and effort required in the lead optimization process by reducing or eliminating the traditional drug discovery process' reliance on animal testing.

Internal Drug Discovery

         We discovered a group of chemical compounds that appear to influence the production and activity of particular cytokines, or proteins that act as messengers between cells, through interaction with melanocortin receptors, which are protein molecules that bind to hormones produced by the pituitary gland called melanocortins. We completed a Phase II clinical trial of one of these compounds, HP-228, in the treatment of post-operative pain in hip and knee replacements. In the past, we conducted a number of internal drug discovery programs in this area with collaborators, including Ono Pharmaceuticals, Co., Ltd. On February 11, 2000, we announced that we will only conduct internal drug discovery programs if collaborators are available to fully fund them. Currently, we are carrying out a collaborative program, fully funded by Novartis Pharma AG, in the area of diabetes, obesity and syndrome X. Additionally, we are seeking collaborators for our HP-228 compound and our compounds for the treatment of sexual dysfunction.

RESULTS OF OPERATIONS

         The timing and amounts of revenues from our iDiscovery-TM-technologies, if any, may be subject to significant fluctuations and therefore our results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. We will be required to conduct significant research and development during the next several years for the development of our predictive models and through the middle of next year to fulfill our obligations to Novartis. We have been unprofitable since our inception and, while we have set as an objective reaching positive quarterly cash flow by the end of 2000, it is unlikely that this goal will be met. While our expenses have been within our expectations, revenues related to the sale of Chem.Folio-Registered Trademark- libraries and IDEA-TM- models have not met our expectations. We are unable to predict when, if ever, we will become profitable or give assurances as to when our positive cash flow objective will be met. As of June 30, 2000, our accumulated deficit was approximately $84.6 million.

Second Quarter 2000 Compared With Second Quarter 1999

         We recorded revenues of approximately $2.0 million for the three months ended June 30, 2000 compared with approximately $2.6 million for the same period in 1999. Revenues decreased approximately $598,000, or 23%, from the same quarter in the prior year. This decrease was due primarily to a $335,000 decrease in revenues from the sale of our Chem.Folio-Registered Trademark-combinatorial libraries and a decrease in revenues from research conducted under collaborative research agreements due to the completion of certain of those agreements.

         As of June 30, 2000, our financial statements reflect a liability for deferred revenue in the amount of approximately $1.4 million. This primarily represents the excess of payments received from research collaborators over the revenue from work performed, and will be recognized when the correlative services are performed.

         The cost of sales of $72,000 in the second quarter of 2000 was primarily related to revenues from the sale of our Chem.Folio-Registered Trademark- combinatorial libraries, Caco-2 cells to a lesser extent, and royalty costs associated with certain license fee revenues, compared to the cost of sales in the second quarter of 1999 of $99,000, which were primarily related to diffusion chamber sales. The diffusion chamber business was sold in the fourth quarter of 1999.

         Our research and development expenses total approximately $4.2 million and $4.4 million for the three months ended June 30, 2000 and 1999, respectively. The decrease of approximately 5% was primarily related to a decrease in expenses from research carried out to support internal drug discovery programs, partially offset by increased activity in our Chem.Folio-Registered Trademark- program and continued development of our IDEA-TM- predictive models.

         Our selling, general and administrative expenses total approximately $2.1 million and $1.7 million for the three months ended June 30, 2000 and 1999, respectively. The increase of approximately 25%, was due primarily to the commencement of efforts in June 1999 to establish a sales and marketing organization to support the distribution of our products and services. In addition, we recognized non-cash amortization expenses during the quarter ended June 30, 2000 as a result of an investment in ChemNavigator.com, Inc., which was not in place during the comparative quarter last year.

         Our interest income increased to approximately $457,000 for the quarter ended June 30, 2000, compared to $119,000 for the same quarter in 1999. The increase was a result of higher cash balances and higher interest rates in the quarter ended June 30, 2000.

         Interest expense for the three months ended June 30, 2000 and 1999 was approximately $144,000 and $92,000, respectively. The increase in interest expense results from obligations related to a line of credit and additional equipment financing, neither of which were in place during the comparative quarter last year.

         In April 2000, we recorded a gain, which did not occur in the quarter ended June 30, 1999, of approximately $1.0 million in connection with the sale of the assets of ChromaXome Corp. ("ChromaXome") in the first quarter of 1999. This portion of the gain was deferred and recognized when the related receivable was collected.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

         We recorded revenues of approximately $4.6 million for the six months ended June 30, 2000 compared with approximately $4.8 million for the same period in 1999. Revenues decreased approximately $144,000, or 3%, from the same period in the prior year. This decrease was due primarily to a decrease in revenues from research conducted under collaborative research agreements due to the completion of certain of those agreements.

         The cost of sales of $107,000 in the six months ended June 30, 2000 was primarily related to revenues from the sale our Chem.Folio-Registered Trademark-combinatorial libraries, Caco-2 cells to a lesser extent, and royalty costs associated with certain license fee revenues, compared to the cost of sales in the six months ended June 30, 1999 of $158,000, which was primarily related to diffusion chamber sales. The diffusion chamber business was sold in the fourth quarter of 1999.

         Our research and development expenses total approximately $8.6 million and $8.9 million for the six months ended June 30, 2000 and 1999, respectively. The decrease of approximately 4% was primarily related to a decrease in expenses from research carried out to support internal drug discovery programs, partially offset by increased activity in the our Chem.Folio-Registered Trademark- program and continued development of our IDEA-TM- predictive models.

         Our selling, general and administrative expenses total approximately $4.3 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase of approximately 23%, was due primarily to the commencement of efforts in June 1999 to establish a sales and marketing organization to support the distribution of our products and services. In addition, we recognized non-cash amortization expenses during the six months ended June 30, 2000 as a result of an investment in ChemNavigator.com, Inc., which was not in place during the comparative period last year.

         Our interest income increased to approximately $523,000 for the six months ended June 30, 2000, compared to $300,000 for the same period in 1999. The increase was a result of higher cash balances and higher interest rates in the six months ended June 30, 2000.

         Interest expense for the six months ended June 30, 2000 and 1999 was approximately $265,000 and $159,000, respectively. The increase in interest expense for the period results from obligations related to a line of credit and additional equipment financing, neither of which were in place during the comparative period last year.

         We recorded gains of approximately $1.0 million and $1.5 million in the six months ended June 30, 2000 and 1999, respectively, in connection with the sale of the assets of ChromaXome Corp.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception through June 30, 2000, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through our former subsidiary, Multiple Peptide Systems, Inc. "MPS"), sales of our businesses believed to be no longer strategic to us and interest income. At June 30, 2000, we had cash, cash equivalents and short-term investments aggregating $9.7 million compared to $6.4 million on December 31, 1999. We have invested a significant portion of our excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. (See "Item 3 - Qualitative and Quantitative Disclosure About Market Risk" below.)

         We intend to fund a significant portion of our business with revenues derived from our iDiscovery-TM- technologies that include Chem.Folio-Registered Trademark- libraries and services and IDEA-TM-predictive models. The timing and amounts of revenues from our iDiscovery-TM-technologies, if any, may be subject to significant fluctuations and therefore our results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. For example, in September 1998, we entered into a $7.5 million agreement with a single customer to supply compounds over a two-year period. The contract calls for 50% of the compounds to be shipped in the first contract year and 50% to be shipped in the second contract year. Our revenues under this contract are recognized as compounds are shipped with cash payment to be made 30 days following shipment. This agreement will be completed in September 2000. As of June 30, 2000, we still had approximately one-half of the second year's compounds to manufacture and ship under this agreement. To date, we have not been able to offset this anticipated loss of revenues and may not be able to sell a sufficient number of compounds after the completion of this contract to replace these revenues in the near future. We have been unprofitable since our inception and we are unable to predict when, if ever, we will become profitable.

         In April 2000, we sold approximately 3.7 million newly issued shares of our common stock to selected institutional and other accredited investors for approximately $10.1 million in net proceeds. Additionally, in the six month period ended June 30, 2000, we received approximately $1.0 million in connection with the sale of the assets of ChromaXome, approximately $783,000 from the issuance of equipment notes and notes payable, and $702,000 from the issuance of the our common stock upon the exercise of options and warrants and as a result of participation in our employee stock purchase plan. During the six months ended June 30, 2000, cash used to fund operating activities was approximately $7.6 million. In addition, we purchased $755,000 of property and equipment as well as made $750,000 in principal payments under debt obligations. The amounts invested in property and equipment were funded, in part, by equipment financing lines. (See "Notes 3 and 4 to our Consolidated Financial Statements".)

         In August 1999, we entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by our general assets, bears interest at prime plus .75% (10.25% at June 30, 2000) per annum and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of June 30, 2000, we are in compliance with all debt covenants. In August 1999, the entire line of credit of $1.5 million was accessed and $1.5 million remains outstanding at June 30, 2000. In connection with the receipt of the line of credit, we issued a warrant to the lender to purchase up to 20,000 shares of our common stock at $1.75 per share. The warrant expires on August 5, 2004. In July 2000, we entered into an agreement that extended the term of the line of credit by one month to September 2000, and we are currently in negotiations with the lender to extend the term for an additional 12 months.

         In March 2000, we obtained an equipment financing line of $600,000, of which we had accessed approximately $578,000 by June 30, 2000. The loan, which is secured by certain equipment, bears interest of 13.337% per annum and is to be repaid monthly over a four-year term. In addition, we obtained an additional equipment financing line of $1.4 million in April 2000. To date, we have not accessed any of this additional line of financing. Once the financing line is accessed, the loan will be secured by certain equipment and will be repaid over a four-year term.

         In connection with certain other equipment financing lines, we must meet certain financial covenants pertaining to the amount of our cash and marketable securities to be maintained during the terms of the financing. Due to certain covenant violations, we have provided required security deposits and therefore have fulfilled our obligations related to the covenants. The security deposits are included in the other assets line item in the consolidated balance sheet.

         During 1998, we moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility requires annual rent payments of approximately $2.0 million and is subject to a 3.5% annual escalation clause.

         In June 1999, we signed a Mutual Release with Dura Pharmaceuticals ("Dura") which terminates a research agreement entered into in February 1996, other than in certain limited regards. Under the original research agreement, we were committed to fund $6 million over four years in a drug discovery and development collaboration using Dura's proprietary drug delivery technology and our compounds (such as HP 228). As of March 31, 2000, our obligation under the Mutual Release with Dura had been paid.

         We intend to use our financial resources primarily to fund research and development relating to the expansion of our Chem.Folio-Registered Trademark-combinatorial chemistry library inventories and our IDEA-TM-predictive models. The amounts actually expended for each purpose may vary significantly from time to time as well as with respect to each other.

         Assuming a level of Chem.Folio-Registered Trademark- compound library revenues for the next twelve months that is comparable to Chem.Folio-Registered Trademark- compound library revenues for the twelve months ended June 30, 2000 ($2.1 million of which is covered by existing product sales agreements) and assuming our $1.5 million credit line is extended for an additional twelve months, we anticipate that our existing capital resources, funding under an existing research and development collaboration, the potential sale of nonessential assets, and our currently available property and equipment financing and line of credit, will be sufficient to fund our current and planned operations through the next 12 months. The failure to materialize of any one or more of our anticipated sources of revenue could have a material adverse impact on us and could necessitate the discontinuation of certain of our activities and the sale of assets.

         We intend to consider the acquisition or licensing of technologies that will add value to our iDiscovery-TM- technologies. We anticipate that we will be required to raise additional capital over a period of several years in order to acquire such complementary technologies. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, whether through the generation of revenue, the sale of assets, or resulting from raising additional capital, we may be required to delay, reduce the scope of, or eliminate our acquisition or other activities, which could have a material adverse effect on us.

         In June 2000, our Stockholders approved a 2.5 million increase in the number of shares reserved for issuance under our 1996 Stock Incentive Plan.

RISK FACTORS

         WE WISH TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR REGISTRATION STATEMENT ON FOR S-3), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL CONSOLIDATED RESULTS AND COULD CAUSE OUR ACTUAL CONSOLIDATED RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

WE EXPECT TO CONTINUE TO INCUR LOSSES AND MAY NEVER ACHIEVE PROFITABILITY, WHICH MAY HARM OUR FUTURE OPERATING PERFORMANCE AND CAUSE OUR STOCK PRICE TO DECLINE.

         We have experienced significant operating losses since our inception in 1991. For the years ended December 31, 1999, 1998 and 1997, we had net losses of approximately $8.7 million, $12.8 million and $9.4 million, respectively. As of June 30, 2000, we had an accumulated deficit of approximately $84.6 million.

         Throughout 2000, we intend to continue to spend additional amounts on developing, marketing and selling our iDiscovery-TM- products and services. These amounts include investments in marketing our IDEA-TM-absorption software module, developing additional IDEA-TM- predictive modules, expanding our Chem.Folio-Registered Trademark- chemical compound inventory, acquiring and licensing complementary technologies and expanding our use of the Internet and intranet to market and disseminate our products and services.

         If revenues do not correspondingly increase, our operating results and financial condition could be negatively affected. Should we continue to incur net losses in future periods, we may not be able to increase our investment in the development of our products and services under our present plans. Although we have set an objective to reach positive quarterly cash flow by the end of

2000, we may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This in turn may cause our stock price to decline.

OUR OPERATING RESULTS ARE UNPREDICTABLE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE AND RESULT IN LOSSES TO OUR INVESTORS.

         Our operating results are unpredictable and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

         - changes in the demand for our iDiscovery-TM- products and services;

         -    the introduction of competitive products or services;

         - the nature, pricing and timing of other products and services provided to our customers;

         - acquisition, licensing and other costs related to the expansion of our operations;

         - changes in the research and development budgets of our customers and collaborators; and

         - payments of milestones, license fees or royalty payments under the terms of our external alliances or future collaborations.

         Moreover, the nature of our revenues underwent a significant shift due to the change in our strategic focus. For example, in 1999, revenues from our compound libraries accounted for approximately 56% of our total revenues as compared to only 21% in 1998. In 1999, revenues from research conducted under collaborative research agreements accounted for only 42% of our total revenues versus 79% in 1998. As a result of these changes, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall, possibly by a significant amount.

OUR NEW BUSINESS STRATEGY OF FOCUSING ON OUR IDISCOVERY-TM- TECHNOLOGIES AND UNPREDICTABLE FUTURE REVENUES MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

         Our new business strategy of focusing on iDiscovery-TM-technologies, that we believe will allow our customers to identify drug candidates more efficiently, is unproven. Because of this recent strategic shift in focus, we cannot accurately predict our future revenues. We currently have only one customer for our first predictive model, the IDEA-TM-absorption module. We generated only limited revenues of approximately $7.5 million for the fiscal year ended 1999 from our Chem.Folio-Registered Trademark- compound customers. In addition, we still depend in part on revenues received from a collaborator, Novartis, for one of our internal drug discovery programs. Our success will depend in large part upon:

         - the performance of our iDiscovery-TM- technologies in accelerating the drug discovery process;

         - the acceptance of our iDiscovery-TM- technologies by our customers;

         - our ability to enter into collaboration, licensing and other agreements for iDiscovery-TM- technologies on favorable terms; and

         - our ability to generate revenues with existing and potential collaborators in our internal drug discovery programs.

         Moreover, we have limited experience marketing our IDEA-TM-absorption module, which we launched in December 1999. Additionally, the sales cycle of the IDEA-TM- predictive models is unknown. Furthermore, the plans for our future predictive modules, such as a metabolism module, are unproven, and we cannot be sure that we will ever develop these products or that any product that we develop will be commercially successful. As a result of these factors, it is difficult to predict our future revenues and evaluate our business prospects.

OUR IDISCOVERY-TM- TECHNOLOGIES AND PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD CAUSE US TO GENERATE INSUFFICIENT REVENUES TO BECOME PROFITABLE.

         Our ability to succeed depends upon the acceptance by potential customers of our iDiscovery-TM- technologies, in place of more traditional methods, as effective tools in the discovery of new drugs. Drug discovery methods based upon our iDiscovery-TM- technologies may not lead to the discovery or development of commercial pharmaceutical products. Moreover, we have not yet completed or commenced most of our IDEA-TM- predictive model development programs. These technology programs may not be developed, employed or commercialized successfully, work efficiently or otherwise enhance our ability to engage in the acceleration of the drug discovery process. Some of the factors that will determine the demand for our iDiscovery-TM- technologies include:

         -    the efficacy of our predictive models;

         - the development of predictive models in addition to the absorption module; and

         -    the novelty and diversity of our compound libraries.

         In order for us to achieve our business objectives, we must convince these companies that our predictive models and compound libraries will reduce both the cost and length of the drug discovery process. If we cannot convince companies in the pharmaceutical industry of the effectiveness of our iDiscovery-TM- technologies, we may be unable to keep our existing customers or attract additional customers on acceptable terms or develop a sustainable, profitable business.

IF WE FAIL TO SECURE NEW COLLABORATORS, OR LOSE OUR EXISTING COLLABORATORS, OR IF OUR COLLABORATORS DO NOT APPLY ADEQUATE RESOURCES TO THEIR
COLLABORATIONS WITH US, OUR PRODUCT DEVELOPMENT ACTIVITIES AND OUR POTENTIAL FOR PROFITABILITY MAY SUFFER.

         Our strategy for the utilization and development of our iDiscovery-TM-technologies and internal drug discovery programs requires us to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. In fact, we intend to proceed with our internal drug discovery programs only if collaborators are available to fully fund such programs. There may only be a limited number of pharmaceutical or biotechnology companies that would potentially collaborate with us. Thus, we may not be successful in negotiating additional commercially and scientifically sound collaborations.

         Our success depends in part upon the performance by these collaborators under these arrangements. We will have little or no control over the resources that any collaborator may devote to its collaboration with us. If any collaborator breaches or terminates its agreement with us to develop an iDiscovery-TM- product or service, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products could be delayed or prevented completely. In the case of our internal drug discovery programs, the failure to conduct a collaborative program in a timely manner would prevent us from receiving potential milestones and royalties. Furthermore, our collaborators may resist sharing revenue derived from the successful commercialization of a drug through royalty payments, or others may have competing claims to all or a portion of such revenue.

         In addition, disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Our arrangements with our collaborators involving our Chem.Folio-Registered Trademark- chemical compounds may require us to provide identical or similar chemical compounds, or chemical compound technologies or information to multiple parties. Disputes may arise between collaborators as to proprietary rights to particular compounds in our libraries. If disputes arise, our existing customers could stop using our chemical compounds; we could lose existing and potential customers; we could have difficulty in attracting future collaborators to assist with our product development efforts; and we could incur litigation costs, which would affect our financial position.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY BE UNAVAILABLE, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND STOCK PRICE.

         We may need to raise more money to continue the research and development necessary to bring our products to market and to establish or expand manufacturing and marketing capabilities. Additionally, we intend to consider acquisitions and licensing of technologies that will add value to our iDiscovery-TM- technologies. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. The amount of money needed will depend on many factors, including among others:

         - expenses in connection with the development of our iDiscovery-TM-technologies or other products or services;

         - expenses in connection with maintaining our intellectual property, including preparing, filing, and prosecuting patent claims and enforcing patents;

         -    our current and potential collaborative relationships; and

         - the need to increase research and development spending to keep up with competing technologies and market developments.

         Additional capital may not be available on terms acceptable to us, or at all. In the event that we do not reach our goal of reaching positive quarterly cash flow by the end of 2000, assuming a level of Chem.Folio-Registered Trademark- compound library revenues for the next twelve months that is comparable to Chem.Folio-Registered Trademark- compound library revenues for the twelve months ended June 30, 2000 ($2.1 million of which is covered by existing product sales agreements) and assuming our $1.5 million credit line is extended for an additional twelve months, we anticipate that our existing capital resources, funding under an existing research and development collaboration, the potential sale of nonessential assets, and our currently available property and equipment financing and line of credit, will be sufficient to fund our current and planned operations through the next 12 months. If we cannot raise more money we may have to reduce our capital expenditures, scale back our development of new products, delay, reduce the scope of or eliminate our acquisition activities, or curtail operations significantly. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

WE DEPEND ON KEY EMPLOYEES IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL, AND THE LOSS OF THEIR SERVICES WOULD AFFECT OUR ABILITY TO ACHIEVE OUR OBJECTIVES.

         Our products and services are highly technical. Our key personnel must have specialized training or advanced degrees in order to develop and refine these products and services. There is a shortage of qualified scientific, management and software development personnel who possess the technical background necessary to adequately understand and improve our products and services. We compete for these personnel with other pharmaceutical and biotechnology companies, software firms, academic institutions and government entities. If we are unable to attract and retain scientific and management personnel with the appropriate credentials and experience, our products and services could become noncompetitive and obsolete. Our product development, operations and marketing efforts would be delayed or curtailed if we lose the services of any of these people. Further development of our products, including our IDEA-TM- predictive models and Chem.Folio-Registered Trademark- compound libraries, requires us to hire additional qualified scientific personnel to perform research and development, as well as personnel with software development expertise. If we are unable to continue to attract, train and retain these personnel, we may be unable to expand our business.

BECAUSE OUR REVENUES ARE DERIVED PRIMARILY FROM THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES, OUR REVENUES MAY FLUCTUATE SUBSTANTIALLY DUE TO REDUCTIONS AND DELAYS IN RESEARCH AND DEVELOPMENT EXPENDITURES.

         We expect to derive revenues primarily from products and services provided to the pharmaceutical and biotechnology industries. Accordingly, our success will depend in large part upon the success of the companies within those industries and their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in those industries. These reductions and delays may result from factors such as:

         -    changes in economic conditions;

         -    consolidation in the pharmaceutical and biotechnology industries;

         - changes in the regulatory environment affecting health care and health care providers;

         -    pricing pressures;

         - market-driven pressures on companies to consolidate and reduce costs; and

         -    other factors affecting research and development spending.

We have no control over these factors.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain available for sale securities. We invest our excess cash in highly liquid short-term investments that are typically held for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2000, the Company sold 3,666,668 shares of the Company's common stock to selected institutional and other accredited investors for aggregate proceeds of $11.0 million (yielding net proceeds of $10.1 million after deducting placement fees of $660,000 and expenses of $207,000) (the "Equity Financing"). In addition, the Company agreed to grant a warrant to the placement agent for the Equity Financing (First Security Van Kasper) to purchase up to 220,000 additional shares of the Company's common stock at an exercise price of $5.375 per share. The issuances of the Company's securities in connection with the Equity Financing were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder ("Rule 506"), as a transaction not involving any public offering. An appropriate filing on Form D was made. The recipients of the securities represented to the Company their investment intent with respect thereto, and each such recipient had adequate access to information about the Company. Appropriate legends were affixed to the certificates representing the securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of the Company's Stockholders (the "Annual Meeting") was held on June 9, 2000 in San Diego, California.

    ITEM 1. - Election of Directors

         Each of the nominees listed was duly elected to the Board of Directors of the Company at the Annual Meeting by the tally indicated:

                                                                     Votes
    Class III Nominees                Votes For                    Withheld            Abstentions
    ------------------              ---------------                --------            -----------
    James C. Blair, Ph.D.             18,378,143                    400,909                  0

    Ronald R. Tuttle, Ph.D.           18,371,685                    407,367                  0

    ITEM 2. - To Increase the Shares Available under the 1996 Stock Incentive Plan and to Approve Such Plan as Amended and Restated

                                                                                            Brokers Without
                  Votes For               Votes Against             Abstentions        Discretionary Authority(1)
                --------------            -------------             -----------        --------------------------
                  10,866,767                 1,997,730                 28,571                   5,885,984

    ITEM 3. - Ratification of the Company's Independent Auditors

                  Votes For               Votes Against             Abstentions
                --------------            -------------             -----------
                  18,743,138                  15,880                   20,034

--------
(1) These non-voted shares are counted for quorum purposes but are not deemed to be present or represented for purposes of determining whether stockholder approval of a particular matter has been obtained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit No.       Description
         -----------       -----------

         4.1               Subscription Agreement by and among Trega and Certain
                           Investors, dated April 4, 2000 (1)

         4.2 Warrant, dated April 11, 2000, for common stock of Trega issued to First Security Van Kasper (1)

         10.1 Credit Agreement dated August 6, 1999 between Trega and Imperial Bank

         10.2              Loan Extension Agreement dated July 14, 2000 between
                           Trega and Imperial Bank

         10.3              First Amendment to Loan and Security Agreement dated
                           March 31, 2000 between Trega and Transamerica
                           Business Credit Corporation

         10.4              Second Amendment to Loan and Security Agreement dated
                           May 12, 2000 between Trega and Transamerica Business
                           Credit Corporation

         27.1              Financial Data Schedule



    (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

-----------------

(1) Incorporated by reference to the Company's Registration Statement Form S-3 (File No. 333-36612), which was filed on May 8, 2000 (to the Exhibits of the same numbers in such Registration Statement).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Trega Biosciences, Inc.

Date:  August 14, 2000                   /s/ Michael G. Grey
                                         ---------------------------------
                                         Michael G. Grey
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ Gerard A. Wills
                                         ---------------------------------
                                         Gerard A. Wills
                                         Vice President, Finance and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)