Form 10-Q
period 2000-09-30
TREGA BIOSCIENCES INC
filed 2000-11-14
CIK 887920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                ----------------


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

   [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number: 0-27972

                             TREGA BIOSCIENCES, INC.
             -------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding At September 30, 2000
       ------------------------------        ---------------------------------
       Common Stock, $0.001 par value                      23,371,349


                                             TREGA BIOSCIENCES, INC.

                                               INDEX TO FORM 10-Q

                                         PART I. FINANCIAL INFORMATION


          Item 1.  Consolidated Financial Statements (unaudited):

                   Consolidated Balance Sheets at September 30, 2000 and December 31, 1999...........     3

                   Consolidated Statements of Operations for the three and nine months ended
                   September 30, 2000 and 1999.......................................................     4

                   Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2000 and 1999.......................................................     5

                   Notes to Consolidated Financial Statements........................................     6

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................     8

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................    16


                                         PART II.  OTHER INFORMATION

          Item 6.  Exhibits.........................................................................     17


          SIGNATURE.................................................................................     18


                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                             Trega Biosciences, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                            September 30,             December 31,
                                                                                2000                      1999
                                                                           ---------------          ---------------
 ASSETS                                                                      (Unaudited)                (Note)
 Current assets:
      Cash and cash equivalents                                            $        2,238           $        5,393
      Short-term investments                                                        3,602                    1,041
      Accounts receivable and other current assets                                  3,888                    2,541
                                                                           ---------------          ---------------
 Total current assets                                                               9,728                    8,975

 Property and equipment, net                                                        4,647                    4,179
 Investment in affiliate, net of amortization                                       1,844                    2,581
 Other assets                                                                       6,616                    6,926
                                                                           ---------------          ---------------

                                                                           $       22,835           $       22,661
                                                                           ===============          ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                     $        1,386           $          696
      Accrued  compensation and other accrued liabilities                           2,140                    2,867
      Line of credit                                                                1,500                    1,500
      Current portion of debt obligations                                           1,643                    1,272
      Deferred revenue                                                              1,197                    1,820
                                                                           ---------------          ---------------
 Total current liabilities                                                          7,866                    8,155

 Long-term debt obligations, net of current portion                                 2,727                    2,484
 Deferred rent and long-term deposits                                                 783                      512

 Stockholders' equity:
      Common stock, $.001 par value
         Authorized shares - 40,000,000
         Issued and outstanding shares -23,371,349 and 19,101,437 at
            September 30, 2000 and December 31, 1999, respectively                     23                       19
      Additional paid-in capital                                                  100,333                   89,067
      Common stock issuable                                                            16                       16
      Deferred compensation                                                          (247)                    (489)
      Accumulated deficit                                                         (88,666)                 (77,103)
                                                                           ---------------          ---------------
 Total stockholders' equity                                                        11,459                   11,510
                                                                           ---------------          ---------------
                                                                           $       22,835           $       22,661
                                                                           ===============          ===============



 Note: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See accompanying notes.

                             Trega Biosciences, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except net loss per share)


                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                ----------------------------     ----------------------------
                                                    2000            1999             2000            1999
                                                ------------   -------------     ------------   -------------
                                                        (Unaudited)                      (Unaudited)
 Revenues:
      Compound revenues                         $     2,504    $      2,822      $     4,814    $      4,383
      Related party contract research                   825             825            2,475           2,475
      Contract research and license fees                 74             277              708           1,658
      Net sales                                           7              76               50             265
                                                ------------   -------------     ------------   -------------
                                                      3,410           4,000            8,047           8,781
 Costs and expenses:
      Cost of sales                                      29              83              136             242
      Research and development                        5,036           4,593           13,635          13,534
      Selling, general and administrative             2,271           1,682            6,568           5,187
                                                ------------   -------------     ------------   -------------
                                                      7,336           6,358           20,339          18,963
                                                ------------   -------------     ------------   -------------
 Loss from operations before equity
      in losses of affiliate                         (3,926)         (2,358)         (12,292)        (10,182)

 Equity in losses of affiliate                         (111)            (16)            (451)            (16)
                                                ------------   -------------     ------------   -------------

 Loss from operations                                (4,037)         (2,374)         (12,743)        (10,198)
 Other income:
      Interest income (expense), net                    (78)             32              180             174
      Gain on sale of ChromaXome                          -               -            1,000           1,513
                                                ------------   -------------     ------------   -------------
 Net loss                                       $    (4,115)   $     (2,342)     $   (11,563)   $     (8,511)
                                                ============   =============     ============   =============
 Basic and diluted net loss per share           $     (0.18)   $      (0.13)     $     (0.53)   $      (0.47)
                                                ============   =============     ============   =============

 Shares used in computing basic and diluted
      net loss per share                             23,337          18,537           21,986          18,150
                                                ============   =============     ============   =============


 See accompanying notes.

                                          Trega Biosciences, Inc.
                                   Consolidated Statements of Cash Flows
                                               (in thousands)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                         -----------------------------------
                                                                               2000               1999
                                                                         ----------------   ----------------
                                                                                     (Unaudited)
 OPERATING ACTIVITIES
 Net loss                                                                $       (11,563)   $        (8,511)
 Adjustments to reconcile net loss to net cash flows
     used in operating activities:
       Depreciation and amortization                                               1,846              1,565
       Amortization of note receivable discount                                        -               (126)
       Amortization of deferred compensation                                         541                454
       Equity in losses of affiliate                                                 451                 16
       Loss on disposal of assets                                                      -                  2
       Gain on sale of CXC                                                        (1,000)            (1,513)
       Changes in operating assets and liabilities, net of
          effects from the transfer of assets from sale of CXC in 1999:
             Accounts receivable and other current assets                         (1,347)            (1,517)
             Accounts payable                                                        690                (91)
             Accrued compensation and other accrued liabilities                     (726)               232
             Deferred rent and long-term deposits                                    271                222
             Deferred revenue                                                       (623)            (2,024)
                                                                         ----------------   ----------------
 Net cash flows (used in) operating activities                                   (11,460)           (11,291)

 INVESTING ACTIVITIES
 Purchase of short-term investments                                               (6,110)            (6,134)
 Maturities of short-term investments                                              3,550              7,497
 Purchase of property and equipment                                               (1,498)            (1,117)
 Investment in affiliate                                                               -             (1,000)
 Net proceeds from sale of CXC                                                     1,000              1,705
 Other assets                                                                       (221)               903
                                                                         ----------------   ----------------
 Net cash (used in) provided by investing activities                              (3,279)             1,854

 FINANCING ACTIVITIES
 Principal payments under debt obligations                                        (1,220)            (1,017)
 Issuance of equipment notes and notes payable                                     1,833              1,942
 Issuance of common stock                                                         10,971                 80
                                                                         ----------------   ----------------
 Net cash provided by financing activities                                        11,584              1,005
                                                                         ----------------   ----------------
 Net (decrease) in cash and cash equivalents                                      (3,155)            (8,432)

 Cash and cash equivalents at beginning of period                                  5,393              9,755
                                                                         ----------------   ----------------
 Cash and cash equivalents at end of period                              $         2,238    $         1,323
                                                                         ================   ================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
 Cash paid during the year for interest                                  $           396    $           239
                                                                         ================   ================

 SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
     ACTIVITIES
 Deferred compensation                                                   $           210    $         1,500
                                                                         ================   ================



 See accompanying notes.

                             Trega Biosciences, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Trega Biosciences, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For more complete information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999, which were included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

         Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period, while diluted earnings per share also gives effect to all potential diluted common shares outstanding during the period such as those underlying outstanding options, warrants and convertible securities and contingently issuable shares. However, all common shares, outstanding options, warrants and convertible securities and contingently issuable shares have been excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

         Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. For the three and nine months ended September 30, 2000 and 1999, comprehensive loss is the same as net loss.

3.  DEBT

LINE OF CREDIT

         In August 1999, the Company entered into a line of credit in the amount of $1.5 million that provided funds to be used primarily for working capital purposes. The line of credit, which is secured by the general assets of the Company, bears interest at prime plus .75% (10.25% at September 30, 2000) per annum and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of September 30, 2000, the Company is in compliance with all debt covenants. In August 1999, the entire line of credit of $1.5 million was accessed and $1.5 million remains outstanding at September 30, 2000. In connection with the receipt of the line of credit, the Company issued a warrant to the lender to purchase up to 20,000 shares of the Company's common stock at $1.75 per share. The warrant expires on August 5, 2004. In July and August 2000, the Company entered into agreements that together extended the term of the line of credit to October 20, 2000. In November 2000, the Company entered into an agreement to extend the term of the line of credit an additional 12 months. Under this extension, the Company was required to place a $1.5 million time certificate of deposit (the current outstanding balance under the line) with the lender as collateral.

LONG-TERM DEBT

         In March 2000, the Company obtained an equipment financing line in the amount of $600,000, of which the Company had accessed approximately $578,000 by September 30, 2000. The loan, which is secured by certain of the Company's equipment, bears interest of 13.337% per annum and is to be repaid monthly over a four-year term.

         In addition, the Company obtained an additional equipment financing line of $1.4 million in April 2000, of which the Company had accessed approximately $1.1 million by September 30, 2000. The loan, which is secured by certain of the Company's equipment, bears interest of 14.423% per annum and is to be repaid monthly over a four-year term.

         In connection with certain equipment financing lines, the Company must meet certain financial covenants pertaining to the amount of its cash and marketable securities to be maintained during the terms of the financing lines. Due to certain covenant violations, the Company has provided required security deposits and therefore has fulfilled its obligations related to the covenants. The security deposits in the amount of $490,000 are included in the other assets line item in the consolidated balance sheet.

4.  COMMON STOCK

         During the three and nine months ended September 30, 2000, the Company issued 72,513 and 603,244 shares of common stock, respectively, upon the exercise of options and warrants and as a result of participation in the Company's employee stock purchase plan, which shares are included in common stock outstanding at September 30, 2000.

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

5.  LOAN TO AFFILIATE

         In June 2000, the Company made a short term secured loan of $250,000 to ChemNavigator.com, Inc., an affiliate of the Company. All unpaid principal together with all accrued but unpaid interest was received by the Company in August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS USING WORDS SUCH AS "MAY," "POTENTIAL," "EXPECT," "BELIEVE," "ESTIMATE," "PLAN," "INTEND," "ANTICIPATE" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES (INCLUDING THOSE SET FORTH BELOW IN THE SECTION OF THIS ITEM 2 OF THIS QUARTERLY REPORT ON FORM 10-Q UNDER THE CAPTION "RISK FACTORS" AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999) THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN OUR EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

OVERVIEW

         We primarily develop and market products designed to assist pharmaceutical and biotechnology companies in the identification of drug candidates and to accelerate the traditional drug discovery process. These products include our proprietary IDiscovery-TM- technologies, comprised of our Chem.Folio-Registered Trademark- chemical compounds and our iDEA-TM- predictive ADME simulation system. We also conduct an internal drug discovery program in the areas of obesity, diabetes and syndrome X, a syndrome associated with obesity and diabetes, involving the human body's resistance to insulin.

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

         iDEA-TM- PREDICTIVE ADME SIMULATION SYSTEM. The iDEA-TM- predictive ADME simulation system is a family of computer simulation programs. We commercially launched one predictive model, the iDEA-TM- absorption module, designed to predict the absorption characteristics of chemical compounds in humans. We based the development of this absorption module on human clinical data provided by a consortium of major pharmaceutical companies. In addition, we are developing other models to predict the other ADMET characteristics and offer our predictive models over the Internet. We believe that our iDEA-TM- predictive ADME simulation system will reduce the time and effort required in the lead optimization process by reducing or eliminating the traditional drug discovery process' reliance on animal testing.

Internal Drug Discovery

         We discovered a group of chemical compounds that appear to influence the production and activity of particular cytokines, or proteins that act as messengers between cells, through interaction with melanocortin receptors, which are protein molecules that bind to hormones called melanocortins produced by the pituitary gland. We completed a Phase II clinical trial of one of these compounds, HP-228, in the treatment of post-operative pain in hip and knee replacements. In the past, we conducted a number of internal drug discovery programs in this area with collaborators, including Ono Pharmaceuticals, Co., Ltd. On February 11, 2000, we announced that we will only conduct internal drug discovery programs if collaborators are available to fully fund them. Currently, we are carrying out a collaborative program, fully funded by Novartis Pharma AG, in the area of diabetes, obesity and syndrome X, the research phase of which will end in May 2001. Additionally, we have been seeking collaborators for our HP-228 compound and our compounds for the treatment of sexual dysfunction.

RESULTS OF OPERATIONS

         The timing and amounts of revenues from our IDiscovery-TM-technologies, if any, may be subject to significant fluctuations and therefore our results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. We will be required to conduct significant research and development during the next several years for the development of our predictive models and through the middle of next year to fulfill our obligations to Novartis. We have been unprofitable since our inception and, while we previously set as an objective reaching positive quarterly cash flow by the end of 2000, this goal will not be met. While our expenses have been within our expectations, revenues related to the sale of Chem.Folio-Registered Trademark- libraries and iDEA-TM- predictive simulation system have not met our expectations. We are unable to predict when, if ever, we will become profitable or give assurances as to when our positive cash flow objective will be met. As of September 30, 2000, our accumulated deficit was approximately $88.7 million.

Third Quarter 2000 Compared With Third Quarter 1999

         We recorded revenues of approximately $3.4 million for the three months ended September 30, 2000 compared with approximately $4.0 million for the same period in 1999. Revenues decreased approximately $590,000, or 15%, from the same quarter in the prior year. This decrease was due primarily to a $318,000 decrease in revenues from the sale of our Chem.Folio-Registered Trademark-combinatorial libraries. Additionally, revenue for the three months ended September 30, 1999 included one-time payments from members of the consortium of companies with whom we collaborated for the development of the initial version of the iDEA-TM- predictive simulation system for absorption.

         As of September 30, 2000, our financial statements reflect a liability for deferred revenue in the amount of approximately $1.2 million. This amount primarily represents the advance payments received under our research collaboration with Novartis Pharma AG which will be recognized when the correlative services are performed, and payments under our iDEA-TM- absorption module license agreements which will be recognized over the license agreement terms.

         The cost of sales of $29,000 in the third quarter of 2000 was related primarily to revenues from the sale of our Chem.Folio-Registered Trademark-combinatorial libraries, Caco-2 cells, and royalty costs associated with certain license fee revenues, compared to the cost of sales in the third quarter of 1999 of $83,000, which was related primarily to diffusion chamber sales. The diffusion chamber business was sold in the fourth quarter of 1999.

         Our research and development expenses total approximately $5.0 million and $4.6 million for the three months ended September 30, 2000 and 1999, respectively. This increase of approximately 10% was related primarily to the continued development of our iDEA-TM- predictive ADME simulation system, including software licenses purchased to support our enterprise version. Additionally, expenses related to our Chem.Folio-Registered Trademark-combinatorial library business increased primarily due to the cost of manufacturing compounds to fulfill our contract with a single customer. These increases in expenses were partially offset by a decrease in research carried out to support internal drug discovery programs.

         Our selling, general and administrative expenses total approximately $2.3 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase of approximately 35% was due primarily to salaries, benefits and travel expenses related to the expansion of our sales and marketing organization to support the distribution of our products and services. In addition, we recognized increased non-cash amortization expenses during the quarter ended September 30, 2000, as a result of an investment in ChemNavigator.com, Inc. in August 1999.

         Our interest income decreased to approximately $64,000 for the quarter ended September 30, 2000, compared to $114,000 for the same quarter in 1999. The decrease was a result of lower short-term investment balances in the quarter ended September 30, 2000.

         Interest expense for the three months ended September 30, 2000 and 1999 was approximately $142,000 and $82,000, respectively. The increase in interest expense resulted from obligations related to a line of credit entered into in August 1999 and additional equipment financing accessed in the quarter ended September 30, 2000.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

         We recorded revenues of approximately $8.0 million for the nine months ended September 30, 2000 compared with approximately $8.8 million for the same period in 1999. Revenues decreased approximately $734,000, or 8%, from the same period in the prior year. This decrease was due primarily to a decrease in revenues from research conducted under collaborative research agreements due to the completion of certain of those agreements. Additionally, revenues decreased as a result of the sale of our diffusion chamber business in the fourth quarter of 1999. These decreases in revenues were partially offset by an increase in revenues from sales of our Chem.Folio-Registered Trademark- combinatorial libraries in the nine months ended September 30, 2000 compared with the same period in 1999.

         The cost of sales of $136,000 in the nine months ended September 30, 2000 was related primarily to revenues from sales of our Chem.Folio-Registered Trademark- combinatorial libraries, Caco-2 cells to a lesser extent, and royalty costs associated with certain license fee revenues, compared to the cost of sales in the nine months ended September 30, 1999 of $242,000, which was related primarily to diffusion chamber sales. The diffusion chamber business was sold in the fourth quarter of 1999.

         Our research and development expenses total approximately $13.6 million and $13.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of approximately 1% resulted primarily from continued development of our iDEA-TM- predictive ADME simulation system and increased activity in our Chem.Folio-Registered Trademark- combinatorial libraries business, substantially offset by a decrease in expenses from research carried out to support internal drug discovery programs.

         Our selling, general and administrative expenses total approximately $6.6 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of approximately 27%, was due primarily to increases in salaries, benefits and travel associated with the commencement of efforts in June 1999 to establish a sales and marketing organization to support the distribution of our products and services. In addition, we recognized increased non-cash amortization expenses during the nine months ended September 30, 2000 as a result of an investment in ChemNavigator.com, Inc. in August 1999.

         Our interest income increased to approximately $587,000 for the nine months ended September 30, 2000, compared to $415,000 for the same period in 1999. The increase was due primarily from the receipt of interest on the promissory notes of TerraGen Discovery Inc. which were issued in conjunction with the March 1999 sale of substantially all of the assets of ChromaXome Corp., a wholly owned subsidiary of Trega. The outstanding principal balance along with all accrued interest was received in April 2000.

         Interest expense for the nine months ended September 30, 2000 and 1999 was approximately $407,000 and $241,000, respectively. The increase in interest expense resulted from obligations related to a line of credit entered into in August 1999 and additional equipment financing accessed in the nine months ended September 30, 2000.

         We recorded gains of approximately $1.0 million and $1.5 million in the nine months ended September 30, 2000 and 1999, respectively, in connection with the sale of the assets of ChromaXome Corp.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception through September 30, 2000, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, sales derived from shipments of combinatorial libraries or individual compounds, sales of custom peptides and combinatorial peptide libraries (through our former subsidiary, Multiple Peptide Systems, Inc.), sales of our businesses believed to be no longer strategic to us and interest income. At September 30, 2000, we had cash, cash equivalents and short-term investments aggregating $5.8 million compared to $6.4 million on December 31, 1999. We have invested a significant portion of our excess funds in cash equivalents and short-term investments primarily of highly-rated debt instruments of financial institutions and corporations. (See "Item 3 - Qualitative and Quantitative Disclosure About Market Risk" below.)

         We intend to fund a significant portion of our business with revenues derived from our IDiscovery-TM- technologies that include Chem.Folio-Registered Trademark- combinatorial libraries and services and the iDEA-TM- predictive
ADME simulation system. The timing and amounts of revenues from our IDiscovery-TM- technologies, if any, may be subject to significant fluctuations and therefore our results of operations for any period may not be comparable to the results of operations for any other period and may not be indicative of future operating results. For example, in September 1998, we entered into a $7.5 million agreement with a single customer to supply compounds over a two-year period. This agreement was substantially completed in September 2000. To date, we have not been able to offset this anticipated loss of revenues and may not be able to sell a sufficient number of compounds to replace these revenues in the near future. We have been unprofitable since our inception and we are unable to predict when, if ever, we will become profitable.

         In April 2000, we sold approximately 3.7 million newly issued shares of our common stock to selected institutional and other accredited investors for approximately $10.1 million in net proceeds. Additionally, in the nine month period ended September 30, 2000, we received approximately $1.0 million in connection with the sale of the assets of ChromaXome, approximately $1.8 million from the issuance of equipment notes and notes payable, and $863,000 from the issuance of the our common stock upon the exercise of options and warrants and as a result of participation in our employee stock purchase plan. During the nine months ended September 30, 2000, cash used to fund operating activities was approximately $11.5 million. In addition, we purchased $1.5 million of property and equipment as well as made $1.2 million in principal payments under debt obligations. The amounts invested in property and equipment were funded, in part, by equipment financing lines. (See "Note 3 to our Consolidated Financial Statements".)

         In August 1999, we entered into a line of credit in the amount of $1.5 million that provides funds to be used primarily for working capital purposes. The line of credit, which is secured by our general assets, bears interest at prime plus .75% (10.25% at September 30, 2000) per annum and is for a term of one year. The line of credit contains covenants relating to cash flow coverage and minimum cash balances. As of September 30, 2000, we are in compliance with all debt covenants. In August 1999, the entire line of credit of $1.5 million was accessed and $1.5 million remains outstanding at September 30, 2000. In connection with the receipt of the line of credit, we issued a warrant to the lender to purchase up to 20,000 shares of our common stock at $1.75 per share. The warrant expires on August 5, 2004. In July and August 2000, we entered into agreements that together extended the term of the line of credit to October 20, 2000. In November 2000, we entered into an agreement to extend the term of the line of credit an additional 12 months. Under this extension, we were required to place a $1.5 million time certificate of deposit (the current outstanding balance under the line) with the lender as collateral.

         In March 2000, we obtained an equipment financing line of $600,000, of which we had accessed approximately $578,000 by September 30, 2000. The loan, which is secured by certain equipment, bears interest of 13.337% per annum and is to be repaid monthly over a four-year term. In addition, we obtained an additional equipment financing line of $1.4 million in April 2000. We have accessed approximately $1.1 million through September 30, 2000. The loan, which is secured by certain of our equipment, bears interest of 14.423% per annum and is to be repaid monthly over a four-year term.

         In connection with certain other equipment financing lines, we must meet certain financial covenants pertaining to the amount of our cash and marketable securities to be maintained during the terms of the financing. Due to certain covenant violations, in November 1999, we provided required security deposits in the amount of $490,000 and therefore have fulfilled our obligations related to the covenants. The security deposits are included in the other assets line item in the consolidated balance sheet.

         During 1998, we moved into a combined research and development facility and corporate headquarters in San Diego, California. The ten-year lease covering the facility requires annual rent payments of approximately $2.0 million and is subject to a 3.5% annual escalation clause. Effective July 2000, we entered into an agreement to sublease approximately 23% of the facility for a term of five years. In accordance with the sublease agreement, we will receive monthly rent payments from the subtenant totaling approximately 23% of our required annual rent payments.

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

         We intend to use our financial resources primarily to fund research and development relating to our Chem.Folio-Registered Trademark- combinatorial chemistry library inventories and our iDEA-TM- predictive ADME simulation system. The amounts actually expended for each purpose may vary significantly from time to time as well as with respect to each other.

         As of September 30, 2000, we estimate that our current gross quarterly cash outlay for operations is approximately $5.8 million. Assuming our cash outlay declines when our existing research and development collaboration expires (at the end of May 2001), and including estimated debt payments of $1.8 million, we will need total capital of approximately $23.9 million over the next twelve months. Assuming a level of Chem.Folio-Registered Trademark- compound library revenues for the next twelve months that is comparable to Chem.Folio-Registered Trademark- compound library revenues for the twelve months ended September 30, 2000 ($7.9 million), we anticipate that our existing capital resources, funding under an existing research and development collaboration, the potential sale of nonessential assets, and our currently available property and equipment financing and line of credit, will be sufficient to fund approximately $19.5 million of our current and planned operations through the next twelve months. We believe that product licenses of our iDEA-TM- predictive ADME simulation system over the next year will provide a portion of this remaining needed capital while the balance is expected to come from additional financing. However, this level of anticipated revenues may not be achieved as we may not be able to offset the loss of revenues due to the impending completion of a compound supply agreement with a single customer which contributed $7.5 million to revenues over its two year term. Additionally, the remaining capital needed in excess of that provided by product revenues may not be available on terms acceptable to us, or at all. If we cannot raise more money we may have to reduce our capital expenditures, scale back our development of new products, delay, or curtail operations significantly. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

         We intend to consider the acquisition or licensing of technologies that will add value to our IDiscovery-TM- technologies. We anticipate that we will be required to raise additional capital over a period of several years in order to acquire such complementary technologies. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, whether through the generation of revenue, the sale of assets, or resulting from raising additional capital, we may be required to delay, reduce the scope of, or eliminate certain of our activities, which could have a material adverse effect on us.

         In June 2000, our Stockholders approved a 2.5 million increase in the number of shares reserved for issuance under our 1996 Stock Incentive Plan.

RISK FACTORS

         WE WISH TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR REGISTRATION STATEMENT ON FORM S-3), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, OUR ACTUAL CONSOLIDATED RESULTS AND COULD CAUSE OUR ACTUAL CONSOLIDATED RESULTS FOR FUTURE

PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

WE EXPECT TO CONTINUE TO INCUR LOSSES AND MAY NEVER ACHIEVE PROFITABILITY, WHICH MAY HARM OUR FUTURE OPERATING PERFORMANCE AND CAUSE OUR STOCK PRICE TO DECLINE.

         We have experienced significant operating losses since our inception in 1991. For the years ended December 31, 1999, 1998 and 1997, we had net losses of approximately $8.7 million, $12.8 million and $9.4 million, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $88.7 million.

         Throughout 2000, we intend to continue to spend additional amounts on developing, marketing and selling our IDiscovery-TM- products and services. These amounts include investments in marketing our iDEA-TM- absorption module, developing additional iDEA-TM- modules, expanding our Chem.Folio-Registered Trademark- chemical compound inventory, acquiring and licensing complementary technologies and expanding our use of the Internet and intranet to market and disseminate our products and services.

         If revenues do not correspondingly increase, our operating results and financial condition could be negatively affected. Should we continue to incur net losses in future periods, we may not be able to increase or continue our investment in the development of our products and services under our present plans. Although we previously set an objective to reach positive quarterly cash flow by the end of 2000, this goal will not be met, and we may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This in turn may cause our stock price to decline.

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

         Moreover, the nature of our revenues underwent a significant shift due to the change in our strategic focus. For example, in the nine months ended September 30, 2000, revenues from our compound libraries accounted for approximately 60% of our total revenues as compared to only 50% in the comparable period in 1999. In the nine months ended September 30, 2000, revenues from research conducted under collaborative research agreements accounted for only 40% of our total revenues versus 47% in the comparable period in 1999. As a result of these changes, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall, possibly by a significant amount.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL THAT MAY BE UNAVAILABLE, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND STOCK PRICE.

         We will need to raise more money to continue the research and development necessary to bring our products to market and to establish or expand manufacturing and marketing capabilities. Additionally, we intend to consider acquisitions and licensing of technologies that will add value to our IDiscovery-TM- technologies, although our financial resources may materially inhibit or preclude us from doing so. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. The amount of money needed will depend on many factors, including among others:

         - expenses in connection with the development of our IDiscovery-TM- technologies or other products or services;

         - expenses in connection with maintaining our intellectual property, including preparing, filing, and prosecuting patent claims and enforcing patents;

         -        our current and potential collaborative relationships; and

         - the need to increase research and development spending to keep up with competing technologies and market developments.

         As of September 30, 2000, we estimate that our current gross quarterly cash outlay for operations is approximately $5.8 million. Assuming our cash outlay declines when our existing research and development collaboration expires (at the end of May 2001), and including estimated debt payments of $1.8 million, we will need total capital of approximately $23.9 million over the next twelve months. Assuming a level of Chem.Folio-Registered Trademark- compound library revenues for the next twelve months that is comparable to Chem.Folio-Registered Trademark- compound library revenues for the twelve months ended September 30, 2000 ($7.9 million), we anticipate that our existing capital resources, funding under an existing research and development collaboration, the potential sale of nonessential assets, and our currently available property and equipment financing and line of credit, will be sufficient to fund approximately $19.5 million of our current and planned operations through the next twelve months. We believe that product licenses of our iDEA-TM- predictive ADME simulation system over the next year will provide a portion of this remaining needed capital while the balance is expected to come from additional financing. However, this level of anticipated revenues may not be achieved as we may not be able to offset the loss of revenues due to the impending completion of a compound supply agreement with a single customer which contributed $7.5 million to revenues over its two year term. Additionally, the remaining capital needed in excess of that provided by product revenues may not be available on terms acceptable to us, or at all. If we cannot raise more money we may have to reduce our capital expenditures, scale back our development of new products, delay, or curtail operations significantly. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

OUR NEW BUSINESS STRATEGY OF FOCUSING ON OUR IDISCOVERY-TM- TECHNOLOGIES AND UNPREDICTABLE FUTURE REVENUES MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

         Our new business strategy of focusing on IDiscovery-TM- technologies, that we believe will allow oUR customers to identify drug candidates more efficiently, is unproven. Because of this strategic shift in focus, we cannot accurately predict our future revenues. We currently have limited customers for our first module of the iDEA-TM- predictive ADME simulation system, the absorption module. We generated only limited revenues OF approximately $4.8 million for the nine months ended September 30, 2000 from our Chem.Folio-Registered Trademark- compound customers. In addition, we still depend in part on revenues received from a collaborator, Novartis, for one of our internal drug discovery programs. Our success will depend in large part upon:

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

         Moreover, we have limited experience marketing our iDEA-TM- absorption module, which we launched in December 1999. Additionally, the sales cycle of such module is unknown. Furthermore, the plans for our future predictive modules, such as a metabolism module, are unproven, and we cannot be sure that we will ever develop these products or that any product that we develop will be commercially successful. As a result of these factors, it is difficult to predict our future revenues and evaluate our business prospects.

OUR IDISCOVERY-TM- TECHNOLOGIES AND PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD CAUSE US TO GENERATE INSUFFICIENT REVENUES TO BECOME PROFITABLE.

         Our ability to succeed depends upon the acceptance by potential customers of our IDiscovery-TM- technologies, in place of more traditional methods, as effective tools in the discovery of new drugs. Drug discovery methods based upon our IDiscovery-TM-technologies may not lead to the discovery or development of commercial pharmaceutical products. Moreover, we have not yet completed or commenced most of our iDEA-TM- predictive ADME simulation system development program. These technology programs may not be developed, employed or commercialized successfully, work efficiently or otherwise enhance our ability to engage in the acceleration of the drug discovery process. Some of the factors that will determine the demand for our IDiscovery-TM- technologies include:

         -        the efficacy of our iDEA-TM- modules;

         - the development of iDEA-TM- modules in addition to the absorption module; and

         - the novelty and diversity of our Chem.Folio-Registered Trademark- libraries.

         In order for us to achieve our business objectives, we must convince these companies that our iDEA-TM- modules and compound libraries will reduce both the cost and length of the drug discovery process. If we cannot convince companies in the pharmaceutical industry of the effectiveness of our IDiscovery-TM- technologies, we may BE unable to keep our existing customers or attract additional customers on acceptable terms or develop a sustainable, profitable business.

IF WE FAIL TO SECURE NEW COLLABORATORS, OR LOSE OUR EXISTING COLLABORATORS, OR IF OUR COLLABORATORS DO NOT APPLY ADEQUATE RESOURCES TO THEIR COLLABORATIONS WITH US, OUR PRODUCT DEVELOPMENT ACTIVITIES AND OUR POTENTIAL FOR PROFITABILITY MAY SUFFER.

         While our reliance on collaborators to date has been limited, our current strategy for the utilization and development of our IDiscovery-TM-technologies and internal drug discovery programs requires us to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. In fact, we intend to proceed with our internal drug discovery programs only if collaborators are available to fully fund such programs. There may only be a limited number of pharmaceutical or biotechnology companies that would potentially collaborate with us. Thus, we may not be successful in negotiating additional commercially and scientifically sound collaborations.

         We currently have material arrangements with the following third parties: EVOTECH Biosystems AG, ChemNavigator.com, Inc., Novartis Pharma AG and The Scripps Clinic and Research Foundation. To date, we have relied on collaborators such as Novartis to fund our internal drug discovery programs in the area of melanocortin receptors. In addition, we license from Scripps the Tea Bag technology, which is a key production technique used in our compound business.

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

         Disputes may arise with our collaborators over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Our arrangements with our collaborators involving our Chem.Folio-Registered Trademark- chemical compounds may require us to provide identical or similar chemical compounds, or chemical compound technologies or information to multiple parties. Disputes may arise between collaborators as to proprietary rights to particular compounds in our libraries. If disputes arise, our existing customers could stop using our chemical compounds; we could lose existing and potential customers; we could have difficulty in attracting future collaborators to assist with our product development efforts; and we could incur litigation costs, which would affect our financial position.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         Exhibit No.       Description
         -----------       -----------
         10.1              Sublease Agreement dated July 25, 2000 between Trega
                           and Neurovir Therapeutics, Inc.
         10.2              Loan Extension Agreement dated August 18, 2000
                           between Trega and Imperial Bank
         10.3              First Amendment to Promissory Note and Credit
                           Agreement dated November 13, 2000
                           between Trega and Imperial Bank
         27.1              Financial Data Schedule



      (b)  Reports on Form 8-K

On August 3, 2000, the Company filed a report on Form 8-K relating to the financial information for Trega Biosciences, Inc. for the quarter ended June 30, 2000 and forward-looking statements relating to the second half of 2000 as presented in a press release of August 3, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Trega Biosciences, Inc.

Date:  November 14, 2000          /s/ Michael G. Grey
                                  --------------------
                                  Michael G. Grey
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Gerard A. Wills
                                  ---------------------
                                  Gerard A. Wills
                                  Vice President, Finance and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)